Form 10QSB
period 2000-06-30
COUNTRY MAID FINANCIAL INC
filed 2000-10-10
CIK 1072133

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly and six-month period ended June 30, 2000.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
      _________


                          COUNTRY MAID FINANCIAL, INC.
        (Exact name of small business issuer as specified in its charter)

                         Commission file number: 0-30730

          WASHINGTON                                      34-1471323
 (State or other jurisdiction                  (IRS Employer Identification No.)
 of incorporation or organization)


                             2500 South Main Street
                              Lebanon, Oregon 97355
                    (Address of principal executive offices)

                                 (541) 451-1414
                           (Issuer's telephone number)

                               -------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2000, the Registrant had 7,706,896 shares of Common Stock outstanding.

   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [ ]  No [X]

                  PART I: FINANCIAL STATEMENTS AND MANAGEMENT'S
                             DISCUSSION AND ANALYSIS

Item 1: Financial Statements

                          COUNTRY MAID FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2000 and December 31, 1999

ASSETS

                                 June 30, 2000   December 31, 1999
                                  (Unaudited)        (Audited)
Current Assets
    Cash                            $196,507                0
    Certificates of deposit                0                0
    Accounts receivable               83,109           81,378
    Prepaid expenses                  53,419           81,378
    Other assets                           0                0
                                    --------          -------
TOTAL ASSETS                        $330,035          $81,378
                                    ========          =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                 June 30, 2000    December 31, 1999
                                  (Unaudited)         (Audited)
Current Liabilities
     Accounts payable             $  309,268         $  178,824
     Accrued expenses                212,365            112,433
     Unearned revenue                      0                  0
     Notes payable                         0                  0
     Bank overdraft                        0                126
Amounts payable to
  stockholders                     1,032,695          1,032,695
Total current liabilities          1,553,328          1,324,078

                          COUNTRY MAID FINANCIAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
       For the Three and Six Months Ended June 30, 2000 and June 30, 1999

                                          Three Months Ended                       Six Months Ended
                                    June 30, 2000      June 30, 1999       June 30, 2000       June 30, 1999
Revenues                              $ 904,600          $ 598,762          $ 1,326,566          $ 438,482
Operating Costs
   Lease payments                       211,482            141,513              374,902            141,513
   Direct costs                         442,538            234,726              766,188            234,726
   Administrative costs                  75,132             30,265              112,477             30,265
Total loss from operations             (729,152)          (406,504)           1,253,567            406,504
Total loss from operations             (729,152)          (406,504)           1,253,567            406,504
Expenses
   Payroll and payroll taxes             97,080             45,915              167,164            100,372
   General and administrative
     expenses                           109,221             84,966              227,532            168,412
Total expenses                          206,301            130,881              394,696
Net Income (Loss)                        59,019             62,637               (7,563)            (7,096)
Primary earnings per share                 0.01               0.01                    0                  0
Diluted earnings per share                 0.01               0.01                    0                  0
Weighted average number of
  common shares outstanding


                          COUNTRY MAID FINANCIAL, INC.
                      Consolidated Statement of Cash Flows
              For Six Months Ended June 30, 2000 and June 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES

                                                   June 30, 2000      June 30, 1999
Net Income from Operations                           $  (7,563)         $  (7,096)
Changes in operating assets and liabilities
    Prepaid expenses and other                         (53,419)                 0
    Accounts payable                                   130,444             84,740
    Accrued expenses including payroll and
      payroll taxes                                     32,456               (159)
    Management fees                                    (21,377)           106,427
    Property expenses                                   16,092            (14,351)
Net cash flow from operating activities                 96,633            169,561
Cash flows from investing activities
    Payments on shareholder loans                            0           (141,000)

                          COUNTRY MAID FINANCIAL, INC.
              Notes To Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the results of operations as reported for the interim period reflect all adjustments which are necessary for a fair presentation of operating results.

Note 2. Per Share Information

        Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operation

Statement of Forward-Looking Information

        This discussion and analysis should be read together with our condensed financial statements and related notes appearing in Item 1, above. This report contains both objective historical information and subjective "forward-looking statements" that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and bear certain risks and uncertainties that could cause actual results to differ materially from those projected. Generally, forward-looking statements are prefaced by the words:
"believe," "expect," "intend," "anticipate," and similar expressions; but their absence does not mean that a statement is not forward-looking. Numerous factors both within and outside our control could affect our actual results. These risk factors, among others, could cause results to differ materially from those presently anticipated by us. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

General

        Country Maid Financial ("CMF" or "the Company"), a Washington corporation, incorporated in 1984, manages and maintains eighteen motel properties located throughout the United States, through its subsidiary, Territorial Inns Management. Currently, CMF operates in eight states: Florida, Georgia, Illinois, Kansas, Oregon, Texas and Washington. The Company plans to significantly expand its operations by obtaining additional motel operating leases throughout the United States and Canada, and has undertaken a plan to lease a number of economy-scale motels from motel owners with option to purchase the motel at its current value. The Company is confident that these motel properties can be operated at a significant net profit.

        Since its inception, CMF has continually sought to maximize its revenues by increasing the number of properties under its management, delivering fairly priced and high-quality motel services to its guests, and hiring experienced, talented, and personable on-site managers and staff to manage and maintain the properties under its control. Additionally, CMF's unique policy of combined leasehold ownership and property management allows CMF to control the entire scope of property management, thereby increasing the individual motels' level of operating efficiency. The combined impact of CMF's management policies has yielded numerous competitive advantages over industry competitors who limit their activities to either property management or leasehold ownership.

Franchising Activities

        Eleven of the eighteen properties in CMF's portfolio are national motel franchises. Two belong to the "Select Inns" chain, and nine are "Best Inns" franchises. This arrangement has two primary advantages: First, name recognition. Second, standardized quality. The combined impact of these advantages is to increase the occupancy rates of the properties under CMF's management, and to, thereby increase CMF's overall profitability

The Company's Portfolio

        Long-Term Leased Properties

        Southfork Motel. Effective July 1, 1999, the Company entered into a Lease Agreement with Option to Purchase the Southfork Motel located in Bloomfield, Iowa. The lease provides for monthly lease payments calculated at twenty-percent (20%) of the gross revenue of the motel. The lease grants the Company an option to purchase the property at the price of $650,000 exercisable only during the last sixty (60) days of the fourth five-year term of the lease. The Company agreed to grant 650 shares of Class C Preferred Stock, without dividend, valued at a Subscription Price of $130,000, convertible to the same value of common stock twelve months from the date of issuance.

        The Southfork motel currently subleases the on-site restaurant to a third-party and the Company has assumed all rights and obligations of the sublease. The Company receives $1,200 in monthly rental payments that are included as part of the gross revenue of property used to calculate the monthly lease payments payable to the motel owner.

        Best Inns. On or about November 9, 1998, the Company and Best Inns, Inc., a Kansas corporation ("Best Inns Kansas"), executed a Letter of Intent, which sets forth the terms for the Company to lease with an option to purchase nine Best Inns motel properties. The terms of the Letter of Intent provide that the Company will receive the gross revenue generated by the properties and pay to Best Inns a fixed annual lease payment of $1,980,000 payable monthly, and the Company has an option to purchase the properties for the total amount of $24,000,000. As consideration to Best Inns for the option to purchase, the Company agreed to issue securities of the Company with an aggregate value of $3,000,000.

        On March 1, 1999, the previous management company of the Best Inns properties voluntarily resigned from their duties and the Company assumed the operation of the nine Best Inns properties on a straight management basis of five percent (5%) of the gross revenue to the Company. Best Inns Kansas proceeded with litigation in the Southern District of Illinois Federal Court against the former management company for unsatisfactory management of the properties. The case was settled and dismissed on April 11, 2000. The Company intends to continue the management of the nine (9) Best Inns based on the oral agreement effective March 1, 1999. The Company does not plan to close the lease transaction until the litigation matter is resolved.

        Properties under Management Agreements

        The Company operates six other motel properties and an apartment complex under individual management agreements, which set the management fee at a fixed percentage, generally five percent (5%) of the gross revenue received from the property. The motel owners are obligated to pay all expenditures with limited authority to the Company to pay recoverable expenditures on the owners' behalf up to an amount of $5,000 per month.

        We believe that our strategy of obtaining motel operating leases with purchase options will enable us to increase the number of properties in our portfolio, and that the combined effect of this growth strategy and our strong management group will enable us to increase our market penetration into the motel operating industry.

Results of Operation - Three and Six Months Ended June 30, 2000 Compared to Same Period in 1999

        Revenues. Revenues for the three-month periods ended June 30, 1999 and June 30, 2000 increased from $598,762 to $904,600, respectively. Revenues for the six months ended June 30, 1999 and June 30, 2000 increased from $438,482 to $1,3226,566 respectively. During the three and six month periods ended June 30, 2000, our revenue was generated by our property-leasing and management activities. The increase in gross revenue during the three and six months periods ending June 30, 2000, compared to the same period in the prior year is attributable primarily to a decrease in management costs and leasing expenses.

        Labor and Benefits Expenses. This category comprises all internal labor costs including: salaries, taxes, employee benefits, and all other direct costs related to Company performance, including labor costs, supplies and other miscellaneous related expenses. Our labor and benefits expenses for the three-month period ended June 30, 1999 and June 30, 2000 increased by from $45,915 to $97,080, respectively. During the six months ended June 30, 1999 and June 30, 2000, our labor and benefits expenses increased from $100,372 to $167,164, respectively. The increase in labor and benefits expenses from the second quarter and the first six months of 1999 compared to the same period in 2000 was directly attributable to an increase in costs associated with leasing and managing CMF's various properties. At June 30, 2000, we had thirteen full time employees and seventeen part-time employees engaged in administration, on-site operations, and property management. In addition, from time to time, CMF may hire additional independent consultants or contractors to support its property management and administrative organizations. Moreover, we may hire additional staff, as needed, to meet the demands of our management and leasing operations.

        General and Administrative Expenses. General and administrative expenses for the three-month periods ended June 30, 1999 and June 30, 2000 increased from $168,412 to $109,221 respectively. In each period, these expenses consisted primarily of the costs associated with purchasing supplies, property management, facility renovation, human resources, employee training, advertising and marketing costs, and general administrative costs. This increase/decrease was due to an increase in these costs.

        General and administrative expenses for the six months ended June 30, 1999 and June 30, 2000 increased from $168,412 to $227,532, respectively. This increase was due primarily to increased management and administrative costs.

        We believe that our general and administrative expenses may increase in dollar amount for the remainder of fiscal 2000 as a result of an anticipated expansion of our operations.

        Net Gain. CMF recognized a net gain for the three-month period ended June 30, 2000 of $59,019 compared to a net gain of $62,637 for the same period in 1999. The Company recognized a net loss of $7,563 for the six month period ended June 20, 2000, as compared with a net loss of $7,096 for the same period in 1999 The change in net gain reflected in the three month period ending June 30, 2000 and June 30, 1999, respectively, and the change in net loss reflected in the six month periods ending June 30, 2000 and June 30, 1999 reflected shifting property management and administrative costs.

        Liquidity and Capital Resources. At June 30, 2000, the Company had cash and cash equivalents of $330,035 as compared to $81,378 for the same period in 1999. In the first six months of 2000, total cash used in operating activities was $799,152, which was primarily due to property management and operating expenses. During the first six months of 1999, total cash used in operating and management activities was $406,504, which was primarily due to expenses derived from the Company's management activities. During the first six months of 1999 and 2000, investing activities used net cash of $141,000 and $0.00 respectively, to pay-off loans to shareholders.

Miscellaneous Accounting Information

        Statement of Financial Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 has no impact on our financial statements because we do not currently engage in any derivatives or hedging activities.

        Statement of Financial Standards No. 134, "Accounting for
Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," does not apply to us.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2.  Changes in Securities and Use of Proceeds

        None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits.

        27.1 Financial Data Schedule.

(b)     Reports on Form 8-K.

        None.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COUNTRY MAID FINANCIAL, INC.


Dated: October 9, 2000             By: /S/  C. RICHARD KEARNS
                                           -------------------------------------
                                            C. RICHARD KEARNS
                                            Chief Executive Officer