Form 10QSB
period 2000-09-30
COUNTRY MAID FINANCIAL INC
filed 2000-11-14
CIK 1072133

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly and nine-month period ended September 30, 2000.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2000, the Registrant had 7,936,928 shares of Common Stock outstanding.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [ ] No [X]

                  PART I: FINANCIAL STATEMENTS AND MANAGEMENT'S
                             DISCUSSION AND ANALYSIS

Item 1: Financial Statements

                          COUNTRY MAID FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2000 and December 31, 1999

                                     ASSETS

                                  September 30, 2000   December 31, 1999
                                  ------------------   -----------------
                                      (Unaudited)         (Audited)
Current Assets
   Cash                                $    42,590                 0
   Management Fee receivable                21,280                 0
   Accounts receivable                     134,350            81,378
   Prepaid expenses                         80,463                 0
                                       -----------       -----------
TOTAL ASSETS                           $   278,683       $    81,378
                                       ===========       ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

                                  September 30, 2000   December 31, 1999
                                  ------------------   -----------------
                                       (Unaudited)        (Audited)
Current Liabilities
    Accounts payable                   $   205,680       $   178,824
    Accrued expenses                       173,536           180,179
    Unearned revenue                             0             3,554
    Bank overdraft                               0               126
                                       -----------       -----------
Total current Liabilities                  379,216           362,683
Other Liabilities
  Due to stockholders                    1,032,695         1,032,695
                                       -----------       -----------
Total Liabilities                        1,411,911         1,395,378

Stockholder's Equity
  Common Stock                           2,769,252         2,769,252
  Preferred Stock                          100,000                 0
  Excess Liabilities at
    Inception                              (60,000)          (60,000)
  Retained Deficit                      (3,942,480)       (4,023,252)
                                       -----------       -----------
Total Stockholder's Equity              (1,133,228)       (1,314,000)

                                       -----------       -----------
Total Liabilities & Stockholder's
  Equity                                   278,683            81,378
                                       -----------       -----------

                          COUNTRY MAID FINANCIAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
  For the Three and Nine Months Ended September 30, 2000 and September 30, 1999

                                     Three Months Ended               Nine Months Ended
                                -----------------------------   -----------------------------
                                September 30,   September 30,   September 30,   September 30,
                                -------------   -------------   -------------   -------------
                                    2000            1999            2000             1999
                                -------------   -------------   -------------   -------------
Revenues                         $1,260,930      $  751,019      $2,901,630      $1,419,211
Operating Costs
  Lease payments                    234,603         157,251         609,505         298,764
  Direct costs                      610,641         299,130       1,376,829         533,856
  Administrative costs              108,972          43,462         221,449          73,727
Total Operating Costs               954,216         499,843       2,207,783         906,347

Gross Profit                        306,714         251,176         693,847         512,864
Expenses
  Payroll and payroll taxes          82,277         100,427         249,441         200,799
  Professional Fees                  76,093          47,097         199,311         112,946
  General & Administrative           60,009          53,010         164,323         155,573
Total expenses                      218,379         200,534         613,075         469,318
Net Income                           88,335          50,642          80,772          43,546
Primary earnings per share             0.01            0.01            0.01             .01
Diluted earnings per share             0.01            0.01            0.01             .01
Weighted average number  of       7,956,928       7,936,928       7,956,928       7,936,928
common shares outstanding



                          COUNTRY MAID FINANCIAL, INC.
                      Consolidated Statement of Cash Flows
         For Nine Months Ended September 30, 2000 and September 30, 1999

                                            September 30, 2000  September 30, 1999
                                            ------------------  ------------------
Cash Flows from Operating Activities
Net Income from Operations                        $  80,772       $  43,546
Changes in assets and liabilities
   Prepaid expenses and other                       (80,463)              0
   Accounts payable                                  26,856         131,947
   Accrued payroll and payroll taxes                 (6,643)         40,412
   Management fees                                  (24,834)         62,704
   Property expenses                                (52,972)       (101,438)
Net cash flow from operating activities             (57,284)       (177,171)
Cash flows from investing activities
   Payments on shareholder loans                          0        (141,000)
Cash Flows from Financing Activities
 Issuance of Common Stock                                 0         170,000
 Costs Advanced for Issuance of Common Stock              0        (140,387)
 Issuance of Preferred Stock                        100,000               0
Total Cash Flows from Financing Activities          100,000          29,613
Net Cash Flows                                       42,716          65,784
Cash Balance Beginning                                 (126)        (22,032)
Cash Balance Ending                               $  42,590       $  43,752

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

General

       Country Maid Financial ("CMF" or "the Company"), a Washington corporation, incorporated in 1984, manages and maintains eighteen motel properties located throughout the United States, through its subsidiary, Territorial Inns Management. Currently, CMF operates in eight states: Florida, Georgia, Illinois, Kansas, Missouri, Oregon, Texas and Washington. The Company plans to significantly expand its operations by obtaining additional motel operating leases throughout the United States and Canada, and has undertaken a plan to lease a number of economy-scale motels from motel owners with option to purchase the motel at its current value. The Company is confident that these motel properties can be operated at a significant net profit.

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

       On March 1, 1999, the previous management company of the Best Inns properties voluntarily resigned from their duties and the Company assumed the operation of the nine Best Inns properties on a straight management basis of five percent (5%) of the gross revenue to the Company. Best Inns Kansas proceeded with litigation in the Southern District of Illinois Federal Court against the former management company for unsatisfactory management of the properties. The case was settled and dismissed on April 11, 2000 and has since been resolved. The Company intends to continue the management of the nine (9) Best Inns based on the oral agreement effective March 1, 1999.

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

Results of Operation - Three and Nine months ended September 30, 2000 Compared to Same Period in 1999

       Revenues. Revenues for the three-month periods ended September 30, 1999 and September 30, 2000 increased from $751,019 to $1,260,930, respectively. Revenues for the nine months ended September 30, 1999 and September 30, 2000 increased from $1,419,211 to $2,901,630 respectively. During the three and nine month periods ended September 30, 2000, our revenue was generated by our property-leasing and management activities. The increase in gross revenue during the three and nine months periods ending September 30, 2000, compared to the same period in the prior year is attributable primarily to a decrease in management costs and leasing expenses.

       Labor and Benefits Expenses. This category comprises all internal labor costs including: salaries, taxes, employee benefits, and all other direct costs related to Company performance, including labor costs, supplies and other miscellaneous related expenses. Our labor and benefits expenses for the three-month period ended September 30, 1999 and September 30, 2000 decreased from $100,427 to $82,277, respectively. During the nine months ended September 30, 1999 and September 30, 2000, our labor and benefits expenses increased from $200,799 to $249,441, respectively. The fluctuation in labor and benefits expenses from the third quarter and the first nine months of 1999 compared to the same period in 2000 was directly attributable to an increase in costs associated with leasing and managing CMF's various properties. At September 30, 2000, we had thirteen full time employees and seventeen part-time employees engaged in administration, on-site operations, and property management. In addition, from time to time, CMF may hire additional independent consultants or contractors to support its property management and administrative organizations. Moreover, we may hire additional staff, as needed, to meet the demands of our management and leasing operations.

       General and Administrative Expenses. General and administrative expenses for the three-month periods ended September 30, 1999 and September 30, 2000 increased from $53,010 to $60,009 respectively. General and administrative expenses for the nine months ended September 30, 1999 and September 30, 2000 increased from $155,573 to $164,323, respectively. In each period, these expenses consisted primarily of the costs associated with purchasing supplies, property management, facility renovation, human resources, employee training, advertising and marketing costs, and general management and administrative costs. This increase was due to an increase in these costs.

       We believe that our general and administrative expenses may increase in dollar amount for the remainder of fiscal 2000 as a result of an anticipated expansion of our operations.

       Net Gain. CMF recognized a net gain for the three-month period ended September 30, 2000 of $88,335 compared to a net gain of $50,642 for the same period in 1999. The Company recognized a net gain of $80,772 for the nine-month period ended September 30, 2000, as compared with a net gain of $43,546 for the same period in 1999. The change in net gain reflected in the three-month period ending September 30, 2000 and September 30, 1999, respectively, and the change in net gain reflected in the nine month periods ending September 30, 2000 and September 30, 1999 reflected shifting property management and administrative costs.

       Liquidity and Capital Resources. At September 30, 2000, the Company had cash and cash equivalents of $42,590. In the first nine months of 2000, total cash used in operating activities was $57,284, which was primarily due to property management and operating expenses. During the first nine months of 1999, total cash used in operating activities was $177,171, which was primarily due to expenses derived from the Company's management activities. During the first nine months of 1999, investing activities used net cash of $141,000 to payoff loans to shareholders. The company did not expend any capital for investing activities during the first nine months of 2000.

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

                                        COUNTRY MAID FINANCIAL, INC.


Dated:  November  9, 2000               By: /s/ C. RICHARD KEARNS
                                           -------------------------------------
                                           C. RICHARD KEARNS
                                           Chief Executive Officer