Form 10KSB
period 2000-12-31
COUNTRY MAID FINANCIAL INC
filed 2001-04-30
CIK 1072133

As Filed With the Securities and Exchange Commission on April 27, 2001
                                                    Registration No.     0-30730
--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                              1934 ("EXCHANGE ACT")

                   For the fiscal year ended December 31, 2000

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE  EXCHANGE ACT

                         Commission File Number: 0-30730

                          COUNTRY MAID FINANCIAL, INC.
                 (Name of Small Business Issuer in Its Charter)

          WASHINGTON                                         34-1471323
(State or Other Jurisdiction of                     (IRS Employer Identification
Incorporation or Organization)                                 Number)

                  2500 SOUTH MAIN STREET, LEBANON, OREGON 97355
                                 (541) 451-1414
          (Address, including zip code and telephone number, including area code, of Registrant's principal executive offices)

     Title of each class               Name of each exchange on which registered
-----------------------------          -----------------------------------------
Common Stock, $0.01 par value                 NASDAQ OTC Bulletin Board

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The  registrant's  revenues  for  its  most  recent fiscal year were $3,854,813.

As of December 31, 2000, there were 7,725,896 shares of the Registrant's common stock issued and outstanding, the aggregate market value of such common stock held by non-affiliates was $3,804,648 3,366,945 shares), the share value of Registrant's common stock was approximately $1.13 (based on the average of the bid ($0.88) and ask ($1.38) prices as of December 31, 2000), and the Registrant had 291 common shareholders.

Transitional Small Business Disclosure Format (check one):  [ ] Yes [x] No

                                     PART I

ITEM  I:  BUSINESS.

STATEMENT  OF  FORWARD-LOOKING  INFORMATION

     Statements contained herein that are not based on historical fact, including without limitation statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; competition; changes in business strategy or development plans; the ability to attract and retain qualified personnel; liability and other claims asserted against the Company; and other factors referenced in the Company's filings with the Securities and Exchange Commission ("SEC"). Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

BUSINESS  DEVELOPMENT  AND  BACKGROUND

     Country Maid Financial, Inc., a Washington corporation, (the "Company"), was incorporated in 1984. On October 2, 1998, the Company filed a certificate of amendment with the Washington Secretary of State changing its name from Country Maid Foods, Inc. to Country Maid Financial, Inc.

     The Company manages and maintains 18 motel properties located throughout the United States through its subsidiary, Territorial Inns Management, Inc., a Nevada corporation, ("TIM"). Currently, the Company operates in eight states:
Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Texas and Washington. The Company plans to significantly expand its operations by obtaining additional motel operating leases throughout the United States and Canada and has undertaken a plan to lease a number of economy-scale motels from motel owners with option to purchase the motel at its current value. The Company is confident that these motel properties can be operated at a significant net profit.

     Since its inception, the Company has continually sought to maximize its revenues by increasing the number of properties under its management, delivering fairly priced and high-quality motel services to its guests, and hiring experienced, talented, and personable on-site managers and staff to manage and maintain the properties under its control. Additionally, the Company's unique strategy of combined leasehold ownership and property management allows the Company to control the entire scope of property management, thereby increasing the individual motels' level of operating efficiency. The combined impact of the Company's management policies has yielded numerous competitive advantages over industry competitors who limit their activities to either property management or leasehold ownership.

SERVICE  EMPHASIS

     The Company strives to hire on-site managers and staff who are personable, experienced and hands-on in all aspects of motel operation. The Company directs its managers to be accessible and available to guests at all possible times. For certain of the Company's properties, there are corporate clients who may contract with the motels to provide lodging for their employees at a fixed or discounted price. Other than common management tasks, on-site managers are responsible for the marketing and contact with prospective corporate clients for the motels. The managers are encouraged to participate in local business and chamber of commerce activities to network with local companies to promote the properties.

ADVANTAGES  TO  MOTEL  OWNERS

     The Company believes that its long-term lease agreements will attract motel owners who have the desire to sell the motels at the current market price but who may be subjected immediately to high capital gains tax and/or recapture of depreciation which tax the gain of the sale of the personal property as income. The structure offered by the Company may be a tax delaying or saving transaction to the motel owners who have substantial equity in the property. The motel owners generally receive from the Company a consideration for the grant of the option in an amount equal to about twenty percent (20%) of the current estimated value ("CEV") of the property in the form of preferred stock of the Company. To the extent the transaction qualifies under the Internal Revenue Code, and depending on the liquidity of the stock received by the motel owners, the lease with option to purchase may allow the motel owners to receive some amount of cash flow as early as twelve months after the date of the closing of the transaction.

     Additionally, the motel owners will be released of the motel management responsibilities and receive ongoing income from the lease payments for the term of the lease. Some motel owners may choose to exchange their properties under IRC Section 1031. The motel owners targeted by the Company generally do not want to remain in operation of a motel property or any other income property. In a tax-free 1031 exchange, the motel owner will be required to purchase another property of equal or greater value than the motel, which likely will be another income property. The Company concedes that certain motel owners who wish to change location or motel property may choose a 1031 exchange over the long-term lease agreement with option to purchase, however, the Company is generally targeting the group of owners that want to retire or eliminate the responsibilities of operating an income property. See "Item 1 Business Risk Factors, Uncertain Tax Effects of Leases and Dependence on Management Agreements and On Certain Motel Owners.

GROWTH  STRATEGY

     The Company plans to increase the number of properties in the segment of its portfolio that focuses on lease agreements with rights of renewal in five-year intervals up to twenty years and an option to purchase the property from the motel owner within the lease term for a fixed price determined at the commencement of the lease. Management believes that its strategy of obtaining motel operating leases with purchase options will enable the Company to increase the number of properties in its portfolio and, through efficient and effective management, increase market penetration of the motel operating industry, which in turn could increase profitability for the Company. See "Item 1. Business-Risk Factors, History of Substantial Losses, No Assurance of Profitability, and Uncertain Tax Effects of Leases."

     The options to purchase also may enable the Company to provide a competitive advantage over other management companies that do not offer such purchase option terms to motel owners. The Company targets motel properties that can be leased for an annual lease payment of 7.2% of the current estimated value ("CEV") based on approximately two and one-half to three times the annual gross revenue of the property, with an option to purchase for a price equivalent to the CEV. The consideration paid to the motel owner for the option would be approximately twenty percent (20%) of the motel's CEV, payable at the commencement of the lease, in the form of convertible preferred stock of the Company. The Company's management believes these motel properties can be operated to generate a net profit over a period of twelve months of approximately thirty-three percent (33%) of the annual gross room revenue. See "Item 1. Business-Risk Factors, Competition, and -Uncertain Tax Effects of Lease."

SUMMARY  OF  PORTFOLIO

     The Company's portfolio currently consists of the management of 17 motel properties and one apartment complex. Additionally, the Company operates a motel in Iowa under a lease agreement with option to purchase, and the Company is negotiating to operate ten Select Inns. Also, the Company is currently managing a motel in Lawrence, Kansas with 60 economy scale rooms with estimated gross revenues of $720,000 per year since March 1, 2000 under an oral management agreement until the longer-term lease agreement can be finalized between the parties. See "Financial Information-Management's Discussion and Analysis."

     The Company plans to continue to obtain more motel operating leases with purchase options from motel owners throughout the United States and potentially Canada. The Company began a plan to lease economy scale motels, whose per room price ranges from $27 to $59 (except in extraordinary circumstances such as contract negotiated room rates or during unusually busy events or seasons), from motel owners for an annual lease payment of 7.2% of the annual gross revenue of the motel with an option to purchase for the current value estimated at approximately two and one-half to three times the annual gross revenue ("Current Estimated Value" or "CEV") of the individual motel property.

     The consideration to be paid for the option is generally approximately twenty percent (20%) of the motel's current value payable in the form of convertible preferred stock of the Company. The Company's management believes these motel properties can be operated to generate a net profit over a period of twelve months, after all expenses of the property are paid, of approximately thirty-three percent (33%) of the annual gross room revenue. The diagram below shows the operating structure of the Company. See "Item 1. Business-Risk Factors." Unless otherwise noted, references to the Company relate to the Company and its subsidiary TIM, collectively.

     11 of the 18 properties in the Company's portfolio are national motel franchises. Two belong to the "Select Inns" chain, and nine are "Best Inns" franchises. This arrangement has two primary advantages: name recognition and standardized quality. The combined impact of these advantages is to increase the occupancy rates of the properties under the Company's management, and to, thereby increase the Company's overall profitability.

     The Company has a Letter of Intent to lease ten more Select Inns. See "Financial Information-Management's Discussion and Analysis." The franchisors of Select Inns and Best Inns provide marketing and a toll-free reservation system for the motels. Customers have standard expectations and familiarity with national franchises in certain regions. The motel franchisors may also have agreements with suppliers and vendors for maintenance and furnishings in which the individual motel franchise is invited to participate. The motels are required to conform to the standards of the franchises. The fee paid to the franchisers usually entails an enrollment fee and a fixed percentage of the gross revenue of the motel thereafter payable on a monthly basis.

LONG  TERM  LEASED  PROPERTIES

     Southfork Motel. Effective July 1, 1999, the Company entered into a Lease Agreement with Option to Purchase the Southfork Motel located in Bloomfield, Iowa. The lease provides for monthly lease payments calculated at twenty-percent (20%) of the gross revenue of the motel. The lease grants the Company an option to purchase the property at the price of $650,000 exercisable only during the last 60 days of the fourth five-year term of the lease. The Company agreed to grant 650 shares of Class C Preferred Stock, without dividend, valued at a Subscription Price of $130,000, convertible to the same value of common stock twelve months from the date of issuance.

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

     On March 1, 1999, the previous management company of the Best Inns properties voluntarily resigned from their duties and the Company assumed the operation of the nine Best Inns properties on a straight management basis of five percent (5%) of the gross revenue to the Company. Best Inns Kansas proceeded with litigation in the Southern District of Illinois Federal Court against the former management company for unsatisfactory management of the properties. The case was settled and dismissed on April 11, 2000 The Company continues the management of the nine Best Inns based on the oral agreement effective March 1, 1999.

PROPERTIES  UNDER  MANAGEMENT  AGREEMENT

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

LONG-TERM  LEASE  AGREEMENTS  WITH  PURCHASE  OPTIONS

     The Company's standard lease with option to purchase (the "Lease") is generally on a long-term basis with rights of renewal in five-year increments up to twenty years exercisable at the Company's election and the landlord's consent, which should not be withheld unreasonably. Lease payments generally will either consist of a fixed amount, payable monthly, with no additional rent based on the gross revenue or of a straight percentage lease payment consisting of twenty percent (20%) of the gross revenue of the property, calculated monthly, without a fixed minimum payment. The Lease is a triple net lease that requires the Company to pay all costs and expenditures of the motel property including real estate taxes and salaries of employees, and to maintain the leased motels in good condition and repair in conformity with all applicable legal requirements. The motel owner is solely obligated to pay any outstanding mortgages or liens on the property.

     The Lease generally also provides that the Company is responsible for obtaining adequate and standard insurance for the property and the Company may be required to indemnify the motel owner for losses due to any failure to maintain insurance or for other liabilities caused by the actions of the Company or third parties on the property.

     The motel owner may terminate the Lease upon an event of default, which includes the failure to remit lease payments and any other uncured default of the terms of the lease, including: a) failure to maintain the casualty insurance requirements of the lease; b) failure to perform the terms of the agreements and continuance of non-performance for a period of 30 days; c) the default of Landlord or Tenant beyond the specified cure period of any other related Leases;
d) any revocation or limitation of a material license or permit for the lawful operation of the lodging facility; e) any material representation or warranty made by the parties under the lease agreement; and f) in the event that a party to the Lease files bankruptcy or a proceeding is filed against the party seeking liquidation, reorganization, arrangement, adjustment or composition of debts of the party. Upon a termination due to an event of default, the Company will be liable for the payments that would have been payable for the remainder of the unexpired term of the Lease along with other costs incurred by the landlord, unless the motel owners thereafter lease the property to other tenants and the proceeds received are used to offset amounts due under the terms of the Lease.

     An option to purchase contained in the Lease allows the Company to exercise the option to purchase the property for a fixed price determined on the commencement date of the Lease. With certain exceptions where the exercise is limited to a specified time period, the Company may elect to exercise this option anytime during the term of the Lease upon payment of the full price to motel owners. As consideration for the purchase option, the motel owner receives securities of the Company, generally a designated number of shares of preferred stock, convertible into the common stock of the Company twelve months after the date of issuance.

     The value of the preferred stock ("Subscription Price") as agreed upon by the Company and the motel owner, and the number of shares of common for which the preferred stock is convertible ("Conversion Shares"), typically is equal to approximately twenty percent (20%) of the motel's CEV at the commencement of the Lease. The preferred stock is convertible into the nearest whole number of shares of common stock the Subscription Price would be able to purchase at the Company's average common stock price ("Average Stock Price") based on the mean between the closing bid and asked quotations for the Company's common stock in the over-the-counter market as quoted on the National Association of Securities Dealers Automated Quotation system ("NASDAQ"), or any other reliable quotation system if the common stock is not listed on NASDAQ, for the sixty trading days last preceding the date of conversion.

     Certain motel owners may be given preferred stock entitled to a dividend of eight percent (8%) of the value of the preferred stock payable either in monthly cash payments or quarterly issuance of the Company's common stock. The nature and amount of dividends, if any, is determined by agreement between the Company and the landlord determined on a case-by-case basis. The Company's decision to grant dividends to the motel owners generally is based on whether there is some added value received by the Company in the form of expected increase of revenues not reflected in the past revenues of the motel property. For example, if a freeway or convention center will be constructed near the motel property in the near future, the past revenue of the motel will not accurately reflect the potential added income. In such a circumstance, the Company may agree to give to the landlords the additional consideration in the form of dividends on the preferred stock until conversion.

EXERCISE  OF  PURCHASE  OPTIONS

     The Company currently does not intend to exercise any option obtained in the lease purchase agreements unless the landlord attempts to sell the property to a third party that will not permit the Company to continue the lease. In the event the Company does have to resort to exercising its option to retain the operation of a certain motel, it will seek another buyer that will continue to lease the motel to the Company. The purpose of the option is to protect the Company's ability to retain the operation and earnings of a profitable motel property without the burden of substantial indebtedness of a significant mortgage. The price paid for the option is not credited toward the actual purchase. The Company plans to pay one hundred percent (100%) of the current estimated market value, calculated at 275% of the annual gross revenue of the property.

     The limitation on when the option to purchase may be exercised depends on the agreement made by the parties. In the lease that the Company entered into effective July 1, 1999, the option is exercisable only during the last sixty days of the fourth five-year term of the lease.

SUBSIDIARIES

     The Company conducts its operations through its wholly owned subsidiary, TIM, incorporated in the state of Nevada in August 1998 and acquired in October 1998. TIM markets, operates, maintains and provides the management services for the Company. TIM employs all employees of the Company.

ACQUISITIONS  -  HISTORY

     The Company's business is focused on the management and leasing of motel properties. The lodging industry has experienced and is expected to continue to experience significant growth. While the Company expects that it will grow internally, the Company continually evaluates potential acquisitions of properties, which, among other things, could expand the breadth and depths of its products and organization. See "Item 1. Description of Business - Risk Factors - "Stock Purchase Agreement with TIM

     During the third quarter of 1998, the Company entered into a Stock Purchase Agreement with the shareholders of TIM effective October 12, 1998, for the acquisition of all of the outstanding and issued shares of TIM from its shareholders. Certain of the shareholders of TIM were affiliates, officers, and employees of the Company. TIM was formed in August 1998 and had acquired the assets, consisting of 11 motel management agreements, of TIM Oregon, which was owned by the Company's Chief Executive Officer, C. Richard Kearns.

     TIM Oregon was formed in April 1992 as a motel management company mainly in the northwest region, operating up to thirty properties at one time. TIM Oregon suffered losses for the past three fiscal years in the amounts of $103,446, $39,780, and $175,337. The Directors of the Company determined that the acquisition of TIM provided the means for the Company to obtain income producing assets and a lead to the growing lodging industry. Recent research showed that the lodging industry has been generally successful in increasing its revenue per available room ("RevPAR") since 1992, generating increases in profit growth over the previous ten years. See "Item 1. Business-Industry Information, Lodging Industry, 'Total U.S. Lodging Industry - Estimated Revenue & Profitability'" and "-Risk Factors."

     TIM purchased the assets of Territorial Inns Management, Inc., an Oregon corporation ("TIM Oregon") effective October 12, 1998. During the fiscal years ended March 31 1997, March 31, 1998, and through September 30, 1998, the Company was in the business of the production of poultry eggs for the domestic wholesale egg market, and for the manufacture of mayonnaise and other egg products. The Company entered into the lodging industry in the third quarter of 1998. See "Item 1. Business-Development and Background.

RECENT  ACQUISITIONS

     On November 15, 2000, the Company announced that TIM had negotiated an agreement in principal with True Visions Co. LLC, whereby True Visions will purchase up to eight lodging properties over the next two years. The properties will be leased with an option to purchase to TIM. TIM also reported a lease agreement with an option to purchase the Southfork Motel located in Bloomfield, Iowa. Financial terms were not disclosed.

     On January 8, 2001, the Company announced that TIM had recently completed leases with options to purchase two lodging properties from True Vision Co., LLC, an Oregon limited liability company, and its affiliates. The Company believes each of these lodging facilities to be valued at $2,000,000. Both facilities will be operated and managed by TIM. The first facility is a Best Western Hallmark Inn in Lawrence, Kansas, with 60 economy-scale rooms, that the Company believes will add an additional $700,000 per year in revenue. The second facility, which consists of 95 rooms, is the Select Inn in Joplin, Missouri. The Company predicts the second facility to yield annual gross revenues of approximately $800,000.

     On January 29, 2001, the Company announced that TIM had completed leases with options to purchase two Texas lodging properties. The first property, which was leased with an option to purchase from True Vision Plainview I, LLC and its affiliates, is the Best Western Conestoga Inn in Plainview, Texas, which has 82 economy-scale rooms, The Company believes this property to be valued at $3,000,000. The second facility, consisting of 82 rooms, is the Fort Stockton Super Eight Motel in Fort Stockton, Texas. The Company values this facility at $1,100,000. The Company intends to operate and manage both facilities through TIM.

COMPETITION

     The lodging industry is highly competitive. The Company competes with other national limited and full-service management and acquisition companies for agreements with motel owners.

     There are numerous other management companies who may compete with the Company for the management of the same properties. Some of the more commonly known national management companies with which the Company competes, either directly or indirectly, include The Peninsula Group, Vista Host, Outrigger Hotels & Resorts, Hostmark Management Group, GF Management, and Linchris Hotel Corp.

     The Company targets smaller, economy-scale motel properties with an average size of approximately 100 rooms, and, in this respect, competes with local, independently owned motel properties for travelers' business. The Company competes with other lodging facilities for a wide range of business and leisure travelers who seek quality accommodations and demand reasonable prices. Due to the nature and location of the Company's lodging facilities, the Company does not experience any significant degree of advance bookings typical with many resort or destination locations nor does any one customer represent a significant portion of the Company's revenues.

     The Company anticipates increased competition within this industry segment in the foreseeable future. A number of the Company's competitors are larger, operate more motels and hotels, and have substantially greater financial and other resources than the Company. Moreover, some of the Company's competitors operate properties in locations that experience superior traffic than the Company's properties. Competitive factors in the lodging industry include room rates, quality of accommodations, name recognition, service levels and convenience of location. There can be no assurance that demographic, geographic or other changes in markets in which the Company's properties are located will not adversely affect the convenience or desirability of certain of the Company's motels. Furthermore, there can be no assurance that new or existing competitors will not significantly lower rates or offer greater conveniences, services or amenities, or significantly expand or improve facilities in a market in which the Company's motels compete, thereby adversely affecting the Company's results of operations.

     The market for the Company's services is intensely competitive, subject to rapid change, and can be significantly affected by new product introductions and related marketing activities of industry participants. The United States lodging industry is generally comprised of two sectors: full-service facilities and limited-service facilities. Full-service lodging facilities generally have more extensive common areas (including restaurants, lounges and extensive meeting room facilities), offer more services such as bell service and room service, and tend to be larger in terms of number of rooms than limited-service facilities. The properties operated by the Company are principally limited-service type lodging facilities. The lodging industry is also categorized into five general price segments (based on relative pricing in local markets): luxury, upscale, mid-price, economy, and budget. The Company's properties fall into the economy and budget segments. Industry estimates indicate that there are over 23,000 lodging facilities within the mid-price, economy and budget segments.

     The lodging industry has seen a significant increase in the construction of new lodging facilities over the course of the past few years. Management believes this increase is a result of the relative strength of the United
States' economy, which in turn has resulted in greater travel and stronger operating performance of lodging facilities in general. The extent of new supply that has occurred is expected to continue and may negatively impact the Company's operating performance especially during the off-peak seasons.

     Many of the Company's direct and indirect competitors have longer operating histories, more resources (financial, technical, and marketing), greater name recognition and a larger installed base of customers than the Company. The Company believes that its management system and its dedication to providing high-quality solutions to its customers will enable it to gain competitive advantage in the market.

RESEARCH  AND  DEVELOPMENT

     During the fiscal years ended December 31, 1998 and 1999, and during the three and twelve month periods ended December 31, 2000, the Company did not incur any research and development costs.

GOVERNMENT  REGULATIONS

     Environmental Regulations. The Company is subject to environmental regulations under various federal, state and local laws. Certain of these laws may require a current or previous owner or operator of real estate to clean up designated hazardous or toxic substances or petroleum product releases, such as gasoline, that may contaminate the properties from an adjacent business. In addition, the owner or operator may be held liable to a governmental entity or to third parties for damages or costs incurred by such parties in connection with the contamination.

     Certain of the Company's lodging facilities are located on, adjacent to or in the vicinity of, properties, including gasoline stations, that contain or have contained storage tanks or that have engaged or may in the future engage in activities that may release petroleum products or other hazardous substances into the soil or groundwater.

     While there can be no assurance that in the future the foregoing environmental conditions may not have a material effect on the Company, management is not aware of any such adverse impacts to the Company due to the existence of contaminants under or near its properties. Except as described above, management is not aware of any environmental condition with respect to its lodging facilities that could have a material adverse impact on the Company's financial condition or results of operations.

     Americans  with  Disabilities  Act.  The  Company's lodging facilities must
                                       -
comply with Title III of the Americans with Disabilities Act (the "ADA"). Under the provisions of the ADA, the Company, as owner of the lodging facilities, is obligated to reasonably accommodate the patrons of its facilities who have physical, mental or other disabilities. In addition, the Company is obligated to ensure that alterations to its lodging facilities conform to the specific requirements of the ADA implementing regulations. The Company believes that it is in substantial compliance with all current applicable regulations with respect to accommodations for the disabled.

     Miscellaneous. The Company's lodging facilities are subject to various other laws, ordinances and regulations. The Company believes that each facility has the necessary permits and approvals required to enable the Company to operate its lodging facilities. The Company is are not subject to governmental regulation other than the laws and regulations generally applicable to businesses in the jurisdictions in which we operate, affecting such matters as taxes, employees, environmental matters, business organization and the like.

INTELLECTUAL  PROPERTY  AND  OTHER  PROPRIETARY  RIGHTS

     The Company currently has no trademark or service mark applications pending. It may be possible for unauthorized third parties to copy aspects of, or otherwise obtain and use, the Company's business names, including but not limited to "Country Maid Financial" and "TIM". The Company does not have any confidentiality agreements with its officers or employees. Furthermore, there can be no assurance that any confidentiality agreements entered into between the Company and its employees will provide meaningful protection for the Company's proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

     There can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a proprietary rights violation action. The Company has not undertaken any professional searches to determine whether the names used by the Company to conduct business infringe on the proprietary rights of other companies. Moreover, if the Company's services infringe patents, trademarks or proprietary rights of others, the Company could, under certain circumstances, become liable for damages, which could have a material adverse effect on the Company.

SHARES  ELIGIBLE  FOR  FUTURE  SALE

     In general, Rule 144 under the Securities Act of 1933, as amended ("Rule 144") provides that securities may be sold without registration if there is current public information available regarding the Company and the securities have been held at least one year. Rule 144 also includes restrictions on the amount of securities sold and the manner of sale, and requires notice to be filed with the SEC. Under Rule 144, a minimum of one year must elapse between the later of the date of the acquisition of the securities from the issuer or from an affiliate of the issuer, and any resale under the Rule. If a one-year period has elapsed since the date the securities were acquired, the amount of restricted securities that may be sold for the account of any person within any three-month period, including a person who is an affiliate of the issuer, may not exceed the greater of one percent (1%) of the then outstanding shares of common stock of the issuer or the average weekly trading volume in the over-the-counter ("OTC") market during the four calendar weeks preceding the date on which notice of sale is filed with the SEC. If a two-year period has elapsed since the date the securities were acquired from the issuer or from an affiliate of the issuer, a seller who is not an affiliate of the issuer at any time during the three months preceding a sale is entitled to sell the shares without regard to volume limitations, manner of sale provisions or notice requirements.

EMPLOYEES

     As of December 31, 2000, the Company had approximately 13 full-time employees and 17 part-time employees in administration, on-site operations and property management. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified management and operations personnel, for whom competition is intense. From time to time, the Company may employ independent consultants or contractors to support its property management and administrative organizations. The Company's employees are not represented by any collective bargaining unit and the Company has never experienced a work stoppage. The Company believes its relations with employees are good. See Risk Factors, "Risks Associated with Expansion."

ABILITY  TO  MEET  FINANCIAL  OBLIGATIONS

     The Company expects to generate sufficient income from the revenues of the motel properties, on an average basis, to meet the operating expenses of the properties. Other than the two shareholder loans currently outstanding, the Company does not have plans to seek debt financing. The Company plans to conduct a public offering of its common stock to raise approximately $3,000,000 for working capital within the next twelve months.

RISK  FACTORS

     The following factors, and information provided elsewhere, should be considered carefully in evaluating the forward-looking statements made by the Company in this Registration Statement and in evaluating the Company's business before making a decision concerning the purchase of its securities.

          HISTORY OF SUBSTANTIAL LOSSES; NO ASSURANCE OF PROFITABILITY

     The Company had not reached profitability as of December 31, 2000, and had suffered substantial losses in the previous three fiscal years. There can be no assurance that the Company will be successful in addressing these risks or that the Company can be operated profitably, which depends on many factors, including the ability to obtain long-term lease agreements with options to purchase, the success of the Company's business plan and the ability to control operating expense levels of the motel properties.

           POSSIBLE UNDERCAPITALIZATION AND NEED FOR FUTURE FINANCING

     In order to continue its operating and growth strategies, the Company plans to seek equity financing in the form of a public offering of its common stock up to $3,000,000 within the next 12 months. If the Company is unable to obtain financing, there can be no assurance that the Company will be able to successfully meet its working capital requirements. The Company requires additional capital until the Company can increase the number of properties in its portfolio to a level that will efficiently use its resources and operate profitably. If the Company cannot increase the number of properties in its portfolio it is unlikely that it will reach profitability without decreasing the number of the Company's properties and employees. In addition, the Company may experience rapid growth and may require additional funds to expand its operations or enlarge its organization. While the Company intends to explore a number of options in order to secure alternative financing in the event anticipated financing is not obtained or is insufficient, there can be no assurance that additional financing will be available when needed or on terms favorable to the Company. The failure to obtain sufficient financing may materially affect the Company's ability to expand or to remain in business.

         SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET

     As of December 31, 2000, 7,338,818 of the 7,725,896 outstanding shares of common stock held by existing shareholders were issued and sold by the Company in private transactions in reliance on exemptions from the registration provisions of the Securities Act of 1933, as amended, and are restricted securities within the meaning of Rule 144. Of the outstanding shares, including shares held by affiliates, 4,336,928 were issued on or before December 31, 1999, and may be currently eligible for resale in the open market, if any, in compliance with Rule 144. The sale in the public market of these shares of restricted common stock under Rule 144 may depress prevailing market prices of the common stock.

     230,032 shares are being held in reserve by the transfer agent pursuant to the terms of the Stock Redemption Offering. See "Item 12. Certain Relationships and Related Transactions-Stock Redemption Agreement." All or part of these shares may be reissued to C. Richard Kearns upon the close of the offering if they are not redeemed by the Company, and may be eligible for sale under Rule 144.

                            DEPENDENCE ON MANAGEMENT

     Shareholders of the Company are fully dependent on management to conduct the Company's business. Management has indicated that it will act in accordance with the best interests of future shareholders. Success of the business depends on the skills and efforts of management and, to a large extent, on the active participation of the Company's executive officers and key employees. Furthermore, the Company has not entered into employment agreements with these officers and employees. The inability to attract, retain and motivate qualified senior management, property managers or other skilled employees could adversely affect the Company's business.

                   RISKS ASSOCIATED WITH THE LODGING INDUSTRY

     The Company's business is subject to the operating risks inherent in the lodging industry. These risks include, but are not limited to: (i) changes in general and local economic conditions; (ii) varying levels of demand for accommodations and related services; and (iii) changes in travel patterns and seasonality.

                         CHANGES IN ECONOMIC CONDITIONS

     Changes in general and economic conditions may be affected by many factors such as sudden increase of labor supply, local weather disasters, regional crisis, and population growth. Any significant change in any of these factors may negatively affect the revenue of an individual property.

                                 VARYING DEMANDS

     Consumers of the lodging facilities managed by the Company may for any number of reasons change their demand for the style and level of service provided by the Company's motel properties. The Company does not have a research department or a set structure to detect trends of travelers or other consumers of motel services. The inability to prepare for sudden changes may delay the response needed to upgrade or otherwise change the services to meet consumer demands.

                                   SEASONALITY

     The lodging industry is seasonal in nature depending on the travel patterns of consumers. Quarterly earnings vary drastically from high to low seasons. The Company expects the peak season for its motel properties to be July and August which usually generates revenues at 2 times the low season of December and January, while the revenues of remaining months range between the high and low.

                         UNCERTAIN TAX EFFECTS OF LEASES

     The success of the Company's plan to obtain leases with options to purchase motel properties may be materially affected by several tax related issues. A motel owner who has substantial equity in a motel property may be subjected to high capital gains tax (and/or income tax from the recapture of depreciation) on the equity if the property is sold at a market value that far exceeds the owner's basis. If a motel owner leases the property to the Company in a transaction that is not later determined as a sale under Internal Revenue Code
Section 1001, a motel owner may be able to delay or save the capital gains tax until the exercise of the purchase option.

     The Internal Revenue Service ("IRS") may under certain circumstances define a lease with option to purchase as an installment sale, which will render the amount received by the motel owner as consideration for the purchase option and the lease payments taxable. The IRS and case law indicate that the characterization of a transaction as a lease or a sale is based on facts and circumstances surrounding the transaction. The factors used to characterize a transaction as a lease include, but are not limited to: (i) the intent of the parties; (ii) business reasons for the lease; (iii) the amount of the exercise price of the option; (iv) consistency of treatment of transaction as a lease for tax purposes; and (v) the form of rent to be paid. Other factors that have been used to hold the transaction as an installment sale include, but are not limited to: (i) the allocation of the risk of loss to tenant, (ii) the tenant's intent to purchase the property, (iii) whether the sum of the lease payments and the option price equal the fair market value of the property at the commencement of the lease, and (iv) whether the tenant has the benefits and burdens of ownership. These factors are not determinative jointly or severally. The Company does not intend or expect the leases to be determined as installment sales instead of operating leases, since the proposed terms appear to denote an operating lease instead of a sale. However, there is no assurance nor can the Company determine whether any one factor of the lease transactions contemplated will be used by the IRS to characterize the transaction as an installment sale so as to remove one of the incentives of the transaction to the motel owners.

     Under the generally accepted accounting principles ("GAAP"), certain lease transactions may be classified as a capital lease by an independent auditor conducting an annual audit of the Company; such a determination is based on a number of factors which will negatively affect the parties' ability to depreciate and amortize the motel for tax deduction purposes. If a lease meets any of the factors, GAAP will treat the transaction as a capital lease in the Financial Statements of the Company and not as an operating lease. In the event that a transaction is determined as a capital lease, it may be considered a factor in the characterization of the lease of the transaction by the IRS or otherwise negatively affect the tax burden of the parties.

     If the transaction is characterized as a sale, the motel owner may also be required to recapture the depreciation of the amount allocated to the building and personal property so as to trigger a tax burden at the commencement of the lease.

     The Company has not sought the specific approval or guidance of the IRS by way of a private letter ruling regarding the tax effects of the lease transactions contemplated by the Company. The IRS may determine on a case-by-case basis whether a specific lease and the facts surrounding the transaction constitute a sale instead of a lease. There is no assurance that any one transaction will not be defined or otherwise determined by the IRS as a sale and, therefore, removing the tax deferring benefits of the transactions to a motel owner. The Company may not be successful in its attempt to provide other incentives to the motel owner sufficient to acquire the operation of the property. The failure of the Company to continue to acquire more properties in its portfolio will adversely and materially affect its profitability and results of operation.

        RISKS ASSOCIATED WITH EXPANSION AND ENTRY INTO NEW MARKET SEGMENT

     The Company's revenues, net income, obligations and liabilities may grow substantially in the next several years as a result of adding new management agreements, leases with options to purchase and from other incidental business opportunities related to lodging services, such as restaurants, gift shops, and long distance communications. The Company intends to continue to pursue an aggressive growth strategy for the foreseeable future, but there can be no assurance that the Company will successfully achieve its growth objectives. The Company is subject to a variety of business risks generally associated with growing companies. While the Company believes that it can obtain sufficient capital to fund its growth strategy in the near term, this belief is primarily premised on adequate cash being generated from operations. There can be no assurance that the Company will generate adequate cash from operations. In addition, the Company may seek additional equity financing, depending upon the amount of capital required to pursue future growth opportunities or address other needs. There can be no assurance that such increase or additional financing will be available to the Company on acceptable terms.

     The Company's prospects also must be considered in light of the risks, expenses and difficulties frequently encountered by companies attempting to penetrate a new segment of an industry. In addition, there can be no assurance that the Company will be able to integrate successfully the new motels into its portfolio, or that the leases and the management agreements will achieve revenue and profitability levels.

     Furthermore, the Company's expansion could adversely affect the financial performance of the Company's existing portfolio or its overall results of operations. Adding the operation of new properties may present operating and marketing challenges that are different from those currently encountered by the Company. There can be no assurance that the Company will anticipate all of the changing demands that expanding operations will impose on its management, management information and reservation systems, and the failure to adapt its systems and procedures could have a material adverse effect on the Company's business.

     DEPENDENCE  ON  MANAGEMENT  AGREEMENTS  AND  ON  CERTAIN  MOTEL  OWNERS

     Management agreements are entered into, terminated, and renegotiated in the ordinary course of the Company's business. The loss of one or several management agreements or leases and the timing of achieving incremental revenues from additional motels may adversely impact earnings. If the Company loses a management agreement or lease that has capitalized acquisition costs, the Company may record a write-off of the remaining book value of such capitalized costs, which could have a material adverse effect on the operating results during the period in which the write-off occurred.

     The terms of the agreements do not restrict the motel owners from selling the motels, nor do they require the continuance of the management agreement subsequent to the sale as long as the notice periods are satisfied in accordance with the terms of the agreement. As a result, the Company is subject to the risk that a substantial number of the motels can be sold by the motel owners within a short time frame, which may result in the Company's loss of a significant amount of revenue. The Company is not subjected to these risks for those properties that are leased and operated by the Company as a tenant.

     The Company's Chief Executive Officer and Director, C. Richard Kearns, who owns approximately twenty-eight percent (28%) of the Company's issued and outstanding common stock as of December 31, 2000, has interests in five motels managed by the Company. Nine of the 16 motel properties operated by the Company are owned by Best Inns, Inc., a Kansas corporation. A material deterioration in the operating results of one or more of these motel properties and/or a loss of the related management agreements could adversely affect the value of the Company's investment in such motel properties. In addition, the Company historically has relied on the affiliates of the Company's executive officers who are motel owners and investors for various acquisitions, renovation, development and other expansion opportunities. There can be no assurance that the Company's relationships with motel owners and investors will remain satisfactory or that such owners and investors will continue to provide expansion opportunities in the future.

                              CONFLICTS OF INTEREST

     C. Richard Kearns, and his affiliates are, collectively, parties to certain management agreements as well as other business arrangements with the Company. In addition, Mr. Kearns and certain of his affiliates were founders and principal shareholders of TIM prior to the acquisition by the Company. See "Item
12. Certain Relationships and Related Transactions-Acquisition of Territorial Inns Management, Inc."

     Motel Ownership Interests of CEO. C. Richard Kearns has ownership interests in five of the 18 properties currently in the Company's portfolio. A conflict exists between Mr. Kearns' interest in getting the lowest management fee possible for his motels with adequate protections to him as a motel owner, and the interest of the Company in obtaining a favorable management fee and terms. The Company may be adversely affected in the event that Mr. Kearns uses his position and influence to ensure that the terms are not enforced or to impose terms favorable to his personal interests at the expense of the Company.

     Real Estate Activities of Director. John C. Moneymaker, a director, is a licensed real estate agent. Officers and directors of the Company may engage in other business activities similar or indirectly related to those engaged in by the Company. To the extent that such officers and directors engage in such other activities, they will have possible conflicts of interest in diverting opportunities to other companies, entities or persons with which they are or may be associated or have an interest, rather than direct such opportunities to the Company. Such potential conflicts of interest include, among other things, the time, effort and corporate opportunity involved in their participation in other business transactions. The Company may be adversely affected should these individuals choose to place their other business interests before those of the Company.

     Stock Purchase Agreement. During the second quarter of 1998, the Company entered into a Stock Purchase Agreement effective October 12, 1998 for the acquisition of TIM, of which C. Richard Kearns was a principal shareholder. The assets of TIM consisted of 11 motel management agreements that were purchased by TIM in a transaction effective September 28, 1998 from an Oregon corporation, of which, C. Richard Kearns was the sole shareholder. In exchange for the shares of TIM, the Company issued a total of 6,250,000 shares of its common stock to the shareholders of TIM, some of whom are directors and executive officers of the Company and other related parties, including C. Richard Kearns (3,600,000 shares), John C. Moneymaker (200,000 shares), Terrence J. Trapp (500,000 shares), Ellis J. Stutzman (200,000 shares), Mark D. Owen (200,000 shares), Northwestern Capital, LLC, a limited liability company solely owned by Mr. Kearns (100,000 shares), Thomas J. Krueger (50,000 shares), and Cascade Pacific Equity Corp., of which Mr. Krueger is the sole shareholder (850,000 shares).

     C. Richard Kearns was a principal shareholder owning approximately 57.6% of TIM As of September 30, 1998, before the acquisition of TIM, Mr. Kearns beneficially owned a total of 104,600 shares of the 485,217 shares of the total issued and outstanding common stock of the Company, or approximately 21.56%. These figures have been adjusted to give effect to the 100:1 reverse stock split effective October 9, 1998. After the acquisition, Mr. Kearns beneficially owned 3,811,460 shares of the 6,850,825 shares of the issued and outstanding common stock of the Company, which constituted approximately 55.64%, as of January 1, 1999. The transaction substantially increased Mr. Kearns' percentage of ownership and control of the Company. Based on the existing and potential revenue of the management agreements of TIM, the substantial losses and debts of the Company, and the benefits of the acquisition including providing a means to enter into the lodging industry, the Board of Directors ("Board") determined that the transaction was fair and unanimously adopted and ratified the Stock Purchase Agreement on September 28, 1998.

     The Board did not obtain a fairness opinion from an independent third party for the acquisition of TIM. Although the shareholders of the Company ratified the transaction at a duly noticed meeting of shareholders on April 30, 1999, there was no independent review of the validity of the reasons submitted by the Board to the shareholders. The lack of a fairness opinion fails to comprehensively review the benefits and costs of the transaction from an unbiased point of view. Such benefits and costs may include the comparison between the benefits of adding the management agreements and the lead into the lodging industry versus the dilution of the shareholders' interest and the price paid for the assets of TIM.

     Stock Redemption Agreement. In April 1999, the shareholders of the Company approved a Stock Redemption Agreement wherein the Company would redeem up to 2,500,000 shares of common stock from Mr. Kearns, without cash consideration, in an amount equal to the number of shares of common stock sold to certain investors who are creditors of Mr. Kearns. 2,000,000 shares have been redeemed from Mr. Kearns and 1,769,968 have been issued as of December 31, 2000. The remaining 230,032 shares are being held by the transfer agent to be issued as the offering continues. The foregoing could give rise to conflicts of interest where the terms of the Stock Redemption Agreement may increase the number of shares available for sale under Rule 144 of the Act at an earlier time than if the same shares are held by Mr. Kearns. See "Item 12. Certain Relationships and Related Transactions."

                                INVESTMENT RISKS

     In the event that any of the foregoing or any other transactions involving a conflict of interest between the Company and its officers or directors should result in detriments to the Company, the shares of the Company may be substantially affected and the marketability and price of the securities of the Company may decrease.

                    RISKS ASSOCIATED WITH LEASING REAL ESTATE

     The Company is planning to lease motels on a long-term lease basis with purchase options. Accordingly, the Company will be subject to varying degrees of risk generally related to leasing real estate. These risks include, among others, changes in national or local economic conditions, local real estate market conditions affecting the viability of the motel based on the reasonableness of the fixed lease payment versus the cost of operation and income from the region and liability for long-term lease obligations as follows:

     Maintenance and Refurbishment Expenses. For the Southfork Motel, the Company is obligated to remodel, redecorate, refurnish or recondition the motel rooms, lobby and hallways to the extent of ten percent (10%) of the value thereof, meaning that at the end of ten (10) years, all of said motel rooms shall have been refurnished, reconditioned, remodeled (or repaired) to the extent of one hundred percent (100%) of the value of the same at the beginning of said ten year period. Other leases that have not yet been finalized will likely contain similar terms of maintenance and refurbishment requirements. The Company will be required use a material portion of operating income for to meet these maintenance and refurbishment requirements, which will vary from month to month.

     Event of Default. The events that constitute default under the Southfork Motel lease effective as of July 1, 1999 include: failure to maintain the casualty insurance requirements of the lease; failure to perform the terms of the agreements and continuance of non-performance for a period of 30 days; the default of the motel owner or the Company beyond the specified cure period of any other related leases; any revocation or limitation of a material license or permit for the lawful operation of the lodging facility; any material representation or warranty made by the parties under the lease agreement; and in the event that a party to the lease files bankruptcy or a proceeding is filed against the party seeking liquidation, reorganization, arrangement, adjustment or composition of debts of the party.

     The Company expects all other leases to be negotiated and entered into to contain similar provisions of default. In the event that a default occurs, the lease agreement may be terminated and the Company will lose its ability to continue to generate income, and may be obligated to pay damages to the motel owner.

     Additional risks include inclement regional weather conditions, the potential for uninsured casualty and other losses, the impact of present or future tax and environmental legislation and compliance with environmental laws, and adverse changes in zoning laws and other regulations, many of which are beyond the control of the Company.

                   SIGNIFICANT LEASE EXPENSES AND OBLIGATIONS

     The Company manages and operates a total of 18 properties. The Company is in negotiations to obtain the Best Inns motels under an agreement where the Company will operate the motels and receive the monthly gross revenue of each property and pay to Best Inns, Inc. a fixed monthly payment. Additionally, the agreement includes an option for the Company to purchase the properties. The Company manages the remaining properties for a fixed percentage of the gross revenue of each. See "Item 1. Business-Growth Strategy, Long-Term Lease Agreements with Purchase Options and -The Company's Portfolio, Management Agreements."

     The Company's continuing efforts to lease motel properties will cause the Company to incur significant financial obligations. There is no assurance that the gross revenue it receives from the operation of the properties will be sufficient to meet the terms of the leases. The lease payment obligations and other operating expenses could have important consequences to holders of common stock, including: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; (ii) a substantial portion of the Company's cash flow from operations may be dedicated to the payment of lease payments, thereby reducing the funds available to the Company for its operation; and (iii) certain of the Company's future indebtedness may contain financial and other restrictive covenants, including the payment of dividends and sales of assets and imposing minimum net worth requirements. There can be no assurance that the Company's operating results and revenue will be sufficient for the payment of the Company's indebtedness. In addition, the Company's liabilities could increase its vulnerability to adverse general economic and lodging industry conditions and could impair the Company's ability to take advantage of significant business opportunities that may arise.

                        CONTROL BY PRINCIPAL SHAREHOLDERS

     As of December 31, 2000, C. Richard Kearns beneficially owned approximately twenty-eight percent (28%) of the outstanding shares of the Company's common stock and the Company's officers and directors collectively owned an aggregate of approximately forty-five percent (45%) of the outstanding shares of the Company's common stock. The Articles and Bylaws of the Company provide that the Board is elected and shareholder action is taken pursuant to the majority votes of the common stock shareholders. The ownership of the common stock by Mr. Kearns and other officers and directors of the Company ensure such parties' ability to control the election of the members of the Board and will enable such parties to control the management and affairs of the Company. See "Item 12. Certain Relationships and Related Transactions."

                                   COMPETITION

     The market for economy motels and lodging properties is highly competitive. There are no substantial barriers to initial entry, and the Company expects competition to persist, intensify and increase in the future. There can be no assurance that competitors will not develop management terms or models that render the Company's plans obsolete or less marketable, or that the Company will be able to compete successfully. See "Item 1. Business-Competition in the Lodging Industry."

                             LACK OF DIVERSIFICATION

     The Company does not intend to invest at this time in any other assets, businesses or securities other than what is described in this Annual Report. The Company will be subject to the risks associated with lack of diversification, including, but not limited to, the dependence on the lodging industry and the inability to offset losses from one industry to another. The Company currently does not have the resources to diversify its operations to benefit from the possible spreading of risks. In the event that the lodging industry is at a downturn, the Company may not be able to sustain sufficient operating income to meet its obligations and expenses that directly affect the marketability and value of the shareholders' interest.

                               ENVIRONMENTAL RISKS

     Under various federal, state, local and foreign environmental laws, ordinances and regulations ("Environmental Laws"), a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous or toxic substances. The presence of contamination from hazardous or toxic substances, or the failure to remediate such contaminated property properly, may adversely affect the owner's ability to sell or rent such real property or to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the cost of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is or ever was owned or operated by such person.

     Federal and state laws also regulate the operation and removal of certain underground storage tanks. In connection with the operation of its motel properties, including those leased or managed by the Company, it could be held liable for the cost of remedial action with respect to such regulated substances and storage tanks and claims related to them. In addition to clean-up actions brought by federal, state and local agencies, the presence of hazardous or toxic substances on a motel property also could result in personal injury or similar claims by private plaintiffs.

     Without an environmental investigation, the Company is unable to ascertain whether or not it will be held jointly or severally liable for either current or prior owned contaminated properties. The Company has not performed, or received the results from, any environmental investigations on any of its leased or managed properties. Additionally, environmental laws and conditions are subject to frequent change. There can be no assurance that environmental liabilities or claims will not arise and adversely affect the Company in the future.

                                  MARKET FOCUS

     Although the Company plans to retain in its portfolio the management agreements based on a straight five-percent-of-gross-revenue basis, it will not actively seek to increase this segment. According to management's calculation, the net profit to the company is higher if the Company leases the motels and retains the net revenue, after deductions of lease payments and expenses. The Company also does not want the burden of substantial debt in the form of a mortgage by acquiring the fee ownership interest of the motel properties. Based on management's experience, the Company expects to generate, on the average, a net profit of 33% of the total gross revenue of the motel properties in its portfolio.

                                DIVIDENDS POLICY

     The Board does not contemplate or anticipate paying any cash dividends upon its common stock in the foreseeable future based on the Company's present financial status and its contemplated financial requirements. The Company declared a stock dividend effective April 7, 1999 awarding one share of common stock for every ten shares of common stock owned to all of its shareholders of record as of April 7, 1999.

                NO ASSURANCE OF ESTABLISHED PUBLIC TRADING MARKET

     Following effectiveness of this Registration Statement on November 8, 2000, the Company began trading its common stock on the OTC Bulletin Board. There can be no assurance that a regular trading market for the securities will be sustained. The OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than The NASDAQ Stock Market. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers, as are those for The NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. The NASD has adopted certain regulatory changes that affect both issuers and market makers. The effect on the OTC Bulletin Board cannot be determined at this time. The Company's securities are not included on the OTC Bulletin Board and do not qualify for NASDAQ, until the Company is in compliance with Rule 6530 and other listing requirements. Quotes for the Company's securities may be included in the "pink sheets" for the OTC market.

                    OTC BULLETIN BOARD ELIGIBILITY STANDARDS

     In 1998, the NASD amended Rule 6530, relating to the eligibility standards of OTC Bulletin Board companies, to require that a member's eligibility for quotation in its service include the registration of its securities pursuant to
Section 12 of the Exchange Act and thereafter compliance with the reporting requirements of the Exchange Act.

     Upon the effectiveness of its Registration Statement on November 8, 2000, the Company was required to be current in the filing of periodic reports pursuant to Section 15(d) of the Exchange Act. The Company's failure to timely file the required periodic reports may negatively affect the ability of the Company's shareholders to trade stock on the OTC Bulletin Board and the value of the Company's stock.

                                PRICE VOLATILITY

     The market price of the common stock could be subject to significant fluctuations in response to variations in quarterly operating results and other factors. In addition, the securities markets have experienced significant price and volume fluctuations from time to time in recent years that often have been unrelated or disproportionate to the operating performance of particular companies. These broad fluctuations may adversely affect the market price of the common stock of the Company.

   PENNY STOCK" REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF
                                   SECURITIES.

     The SEC has adopted regulations which generally define "penny stock" to be any equity security that is not traded on a national securities exchange or NASDAQ and that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If the Company's securities are trading at less than $5.00 per share on the OTC Bulletin Board, the Company's securities will be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. Accredited investors generally have assets in excess of $1,000,000 or an individual annual income exceeding $200,000 or, together with the investor's spouse, a joint income of $300,000. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase.

     Additionally, for any transaction involving a penny stock, unless exempt, the rules require, among other things, the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market and the risks associated therewith. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative and current quotations for the securities. If the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell the Company's securities and may affect the ability of shareholders of the Company to sell their securities in the secondary market.

OUTSTANDING  OPTIONS  AND  WARRANTS

     As of December 31, 2000, there were no outstanding stock options or warrants for the Company's securities.

CAPITALIZATION  OF  EFFICIENT  OPERATIONS

     The Company seeks to maximize revenues by increasing the number of properties managed and operated and through the delivery of quality accommodations and motel services that result in satisfied, loyal guests. The experience of the officers of the Company in the management of lodging facilities may provide the Company with an advantage in controlling the elements of operation, including increasing revenue per room over cost of service, purchasing, hiring, and marketing to corporate and individual guests, all of which are believed essential for achieving attractive returns for the Company.

     Management is also experienced in other aspects of the ownership of lodging properties such as accounting and asset and risk management. Combining experienced management skills with the ability to incorporate ownership issues in its decision-making, the Company aims to provide a full range of services to motel owners and to operate facilities in its portfolio in a cost-effective manner.

     The Company believes the leasehold ownership and management of its properties gives it certain competitive advantages over third party managed properties with which it competes by being able to control all aspects of a lodging facility's operations and expenditures to maintain such facilities.

     Management of the Company's lodging facilities is coordinated from the Company's corporate offices in Lebanon, Oregon. Day-to-day management, facility renovation, human resources and training, purchasing of operating supplies and sales and marketing are principally directed from the regional offices. The executive level functions as well as accounting and payroll are also centralized in the corporate office.

     The Company utilizes advertising and marketing programs sponsored by the various franchisers on both a national and regional basis. In addition, the Company engages in a wide variety of sales and marketing activities at the local market level including extensive individual sales calls, marketing blitzes and involvement in local community activities.

ITEM  2.  DESCRIPTION  OF  PROPERTY.

     The Company, by and through its subsidiary, TIM, leases approximately 5,020 square feet for its executive offices located at 2500 South Main Street, Lebanon, Oregon under a ten-year operating lease that commenced December 1999 and expires December 2009. TIM is required to notify the landlord in the event of a change in the majority ownership of TIM. Written consent for the continuation of the lease is required if majority ownership of TIM changes. The Company pays rent in the amount of $3,125 each month. All of the Company's leases are recorded as operating leases because they do not satisfy the requirements for a financing lease. The Company believes that its existing facilities will be adequate for the foreseeable future and that sufficient additional space will be available as needed thereafter on commercially reasonable terms.

ITEM  3.  LEGAL  PROCEEDINGS.

     The Company may become from time to time, subject to claims and suits arising in the ordinary course of our business. In certain actions, plaintiffs request punitive or other damages that may not be covered by insurance. On March 23, 2001, Tubeart Display, Inc. ("Tubeart") filed suit against TIM for payment of $11,046.60 plus attorney fees stemming from an alleged default by TIM on a Rental Agreement allegedly entered into between Tubeart and TIM on November 26, 1996. No disposition has been reached in this case. However, the Company does not believe that the outcome of this litigation will materially affect its investors.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year-ended December 31, 2000.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

TRADING  INFORMATION

     The Company's Common Stock is traded on the OTC Bulletin Board under the "CMFI.OB" trading symbol. The Company was delisted from the OTC Bulletin Board in October 1999 but resumed trading on November 8, 2000. On December 31, 2000, the closing bid and asked prices of the Common Stock as reported on the OTC Bulletin Board were $0.88 and $1.38, respectively, and the Common Stock was held of record by approximately 291 persons

     The table below sets forth, for the calendar quarters indicated since the date that the Common Stock began trading, the high and low bid prices for the Common Stock as reported by the OTC Bulletin Board. These prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The foregoing and following information should not be taken as an indication of the existence of an established public trading market for the Company's common stock.

                             QUARTERLY COMMON STOCK PRICE RANGES(1)

                                                       High           Low

Period:  Fiscal Year ending March 31, 1998
------------------------------------------
First Quarter ending     June 30, 1997                10.00          6.00
Second Quarter ending    September 30, 1997            7.50          3.00
Third Quarter ending     December 31, 1997             4.25          1.50
Fourth Quarter ending    March 31, 1998                6.75          2.25

Period:  Fiscal Year ending December 31, 1998
---------------------------------------------
Second Quarter ending    June 30, 1998                 3.00          2.50
Third Quarter ending     September 30, 1998            7.00          2.25
Fourth Quarter ending    December 31, 1998      4.31/7.00(2)  2.00/1.50(2)

Period:  Fiscal Year ending December 31, 1999
---------------------------------------------
First Quarter ending     March 31, 1999                4.63          1.63
Second Quarter ending    June 30, 1999                 4.00          2.38
Third Quarter ending     September 30, 1999            3.13          1.94
Fourth Quarter ending    December 31, 1999(3)          2.25          0.25

Period:  Fiscal Year ending December 31, 2000
---------------------------------------------
First Quarter ending     March 31, 2000(3)             0.75          0.25
Second Quarter ending    June 30, 2000(3)              1.50          0.25
Third Quarter ending     September 30, 2000(3)         3.75          3.75
Fourth Quarter ending    December 31, 2000(3)          1.38          0.88

(1) On October 9, 1998, the Company effectuated a reverse stock split in the ratio of 100:1 for all of the outstanding and issued common stock. The information provided in this table gives effect to the reverse stock split.
(2) The Company disagrees with the bids provided by the OTC Bulletin Board Research Service for the fourth quarter of 1998. As recorded by the Company, the high bid was 7.00 and the low bid was 1.50.
(3) Fourth quarter 1999 and the 2000 figures were provided by the Company based on The National Quotation Bureau, LLC "Pink Sheets".

     The number of holders of record of the Company's common stock as of December 31, 2000 was 291 shareholders inclusive of those brokerage firms and/or clearinghouses holding the Company's common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder). The aggregate number of shares of common stock outstanding as of December 31, 2000 was 7,725,896 shares.

SALES  OF  UNREGISTERED  SECURITIES

     The following unregistered securities of the Company have been issued in the period from June 30, 1997 through December 31, 2000:

       (a)                            (b)                           (c)                     (d)
Date, Amount, Title         Purchasers/Target Class            Consideration             Exemption
--------------------  ------------------------------------  --------------------  -----------------------
December 18, 1998     Shareholders of Territorial           Stock-for-stock           Section 4(2) of
6,250,000 Common      Inns Management, Inc.(1)                  Exchange          Securities Act of 1933
                                                            (Acquisition of                 and
                                                                  TIM)                    Rule 506

February 19, 1999     One accredited non-                        $ 60,000                 Rule 506
40,000 Common         affiliate person                      ($1.50 per share)

February 4, 1999      One non-affiliate                         Shareholder           Section 4(2) of
75,000 Common         corporation                           relations services    Securities Act of 1933

March 22, 1999        One accredited non-                       $ 50,000                 Rule 506
40,000 Common         affiliate person                      ($1.25 per share)

April 5, 1999         One non-affiliate person                 Retainer for          Section 4(2) of
150,000 Common                                                  Shareholder       Securities Act of 1933
                                                            relations services

March 22, 1999        One accredited non-                         $ 50,000               Rule 506
40,000 Common         affiliate person                       ($1.25 per share)

March 23, 1999        One accredited non-affiliate person         $120,000               Rule 506
60,000 Common                                               ($2.00 per share)

July 29, 1999         Eleven accredited non-                        (2)                  Rule 506
1,013,843 Common      affiliate persons;
                      Twelve non-accredited
                      non-affiliate persons;
                      One accredited non-
                      affiliate trust;
                      One non-accredited non-
                      affiliate trust

August 11, 1999       One non-accredited non-                       (2)                  Rule 506
144,124 Common        affiliate person

September 9, 1999     Two non-affiliate entities;                   (2)                  Rule 506
512,001 Common        one accredited non-
                      affiliate trust; three non-
                      accredited non-affiliate
                      persons


       (a)                            (b)                           (c)                     (d)
Date, Amount, Title         Purchasers/Target Class            Consideration             Exemption
--------------------  ------------------------------------  --------------------  -----------------------

November 2, 1999      One non-accredited, non-                      (2)                  Rule 506
100,000 Common        affiliate person


(1) Pursuant to the Stock Purchase Agreement whereby the Company acquired all of the outstanding and issued common stock of TIM, effective October 12, 1998, the Company issued an aggregate of 6,250,000 shares of common stock to the shareholders of TIM. See "Item 12. Certain Relationships and Related Transactions-Acquisition of Territorial Inns Management, Inc." There were 17 shareholders of TIM, including C. Richard Kearns, John C. Moneymaker, Terrence J. Trapp, Ellis Stutzman, Mark D. Owen, and Candy Johnson, all of who are directors and/or employees of the Company. The remaining shareholders of TIM were not affiliated with the Company.
(2) In April 1999, the shareholders of the Company approved a Stock Redemption Agreement wherein the Company would redeem up to 2,500,000 shares of common stock from Mr. Kearns, without cash consideration, in an amount equal to the number of shares of common stock sold to certain investors who are creditors of Mr. Kearns. As of December 31 2000, 2,000,000 shares have been redeemed from Mr. Kearns and 1,769,968 have been issued. The remaining 230,032 shares are being held by the transfer agent to be issued as the offering continues. The foregoing could give rise to conflicts of interest where the terms of the Stock Redemption Agreement may increase the number of shares available for sale under Rule 144 of the Act at an earlier time than if the same shares are held by Mr. Kearns. See "Item 12. Certain
     Relationships  and  Related  Transactions."


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED  CONSOLIDATED  FINANCIAL  DATA

                          COUNTRY MAID FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 2000 AND DECEMBER 31, 1999

                                     ASSETS


                             December 31, 2000    December 31, 1999
                                 (Audited)            (Audited)
Current Assets
  Cash                      $            39,317  $                 0
  Management Fee receivable              15,226                5,779
  Accounts receivable                    62,576               72,045
  Prepaid expenses                       59,682                    0
                            -------------------  -------------------
    Total Current Assets                176,801               77,824
Fixed Assets
  Furniture & Fixtures - Net             49,280                    0
                            -------------------  -------------------

    Total Fixed Assets                   49,280                    0
Other Assets
  Due from TIM                           37,000                    0
  Due from TIM-OR                       155,607                    0
  Due from Lessors                      145,380                    0
  Lease Option                              650                    0
    Total Other Assets                  338,637                    0
                            -------------------  -------------------
TOTAL ASSETS                $           564,718  $            77,824
                            ===================  ===================

                          COUNTRY MAID FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 2000 AND DECEMBER 31, 1999

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                     December 31, 2000   December 31, 1999
                                         (Audited)            (Audited)
Current Liabilities
  Bank overdraft                       $       109,622   $            126
  Accounts payable                             263,148            178,824
  Accrued Payroll & Payroll Taxes              346,125            180,179
  Accrued expenses                             158,024                  0
                                        ---------------  -----------------
Total current Liabilities                      876,919            359,129
Other Liabilities
  Due to stockholders                        1,032,695          1,032,695
                                        ---------------  -----------------
Total Liabilities                            1,909,614          1,391,824

Stockholder's Deficit
  Common Stock                               2,769,252          2,769,252
  Preferred Stock                              100,650                  0
  Excess Liabilities at Inception              (60,000)           (60,000)
  Retained Deficit                          (4,154,798)        (4,023,252)
                                        ---------------  -----------------
Total Stockholder's Deficit                 (1,344,896)        (1,314,000)

                                        ---------------  -----------------
                                        $      564,718   $         77,824
                                        ===============  =================

                                COUNTRY MAID FINANCIAL, INC.
                            CONSOLIDATED STATEMENT OF OPERATIONS
       FOR THE THREE AND TWELVE MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

                                  Three  Months  Ended            Twelve  Months  Ended
                              December 31,    December 31,    December 31,    December 31,
                                  2000            1999            2000            1999
Revenues                     $     953,183   $     524,134   $   3,854,813   $   1,943,345
Operating Costs
  Lease payments                   270,491         188,727         879,996         487,491
  Direct costs                     590,419         248,501       1,967,248         782,357
  Administrative costs              89,350          28,557         310,799         102,284
Total Operating Costs              950,260         465,785       3,158,043       1,372,132

Gross Profit                         2,923          58,349         696,770         571,213
Expenses
  Payroll and payroll taxes         89,387         102,130         338,828         302,929
  Professional Fees                 63,400          74,760         262,711         187,706
  General & Administrative          62,454          46,459         221,777         202,032
Total expenses                     215,241         223,349         828,316         692,667
Net Loss                     $    (212,318)  $    (160,000)  $    (131,546)  $    (121,454)
Basic (Loss) per share       $       (0.03)  $       (0.02)  $       (0.02)  $       (0.02)
Diluted (Loss) per share     $       (0.03)  $       (0.02)  $       (0.02)  $       (0.02)
Weighted average number  of      7,957,058       7,725,896       7,957,058       7,725,896
common shares outstanding

                             COUNTRY MAID FINANCIAL, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR TWELVE MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999


                                               December 31, 2000    December 31, 1999
Cash Flows from Operating Activities
 Net Loss                                     $         (131,546)  $         (121,454)
 Amortization                                              5,476                    0
 Changes in assets and liabilities
   Management fees                                        (9,447)              (5,779)
   Receivables                                             9,469               (3,865)
   Prepaid Expenses                                      (59,682)                   0
   Bank Overdraft                                        109,496                  126
   Accounts Payable                                       84,324              163,303
   Accrued Payroll & Payroll Taxes                       165,946              101,088
   Accrued Expenses                                      158,024                    0
Net cash flow from operating activities                  332,060              133,419
Cash flows from investing activities
   Due from TI                                           (37,000)                   0
   Due from TIM-OR                                      (155,607)                   0
   Due from Lessors                                     (145,380)                   0
   Payment for Lease Option                                 (650)                   0
   Payments for Furniture & Fixtures                     (54,756)                   0
   Payments on shareholder loans                               0             (141,000)
Total Cash Flows from Investing Activities              (393,393)            (141,000)
Cash Flows from Financing Activities
 Issuance of Common Stock                                      0              320,000
 Costs Advanced for Issuance of Common Stock                   0             (290,387)
 Issuance of Preferred Stock                             100,650                    0
Total Cash Flows from Financing Activities               100,650               29,613
Net Cash Flows                                            39,317               22,032
Cash Balance Beginning                                         0              (22,032)
Cash Balance Ending                           $           39,317   $                0

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Consolidated Financial Data, Financial Statements, and the related Notes thereto included elsewhere in this Annual Report.

OVERVIEW  OF  CURRENT  OPERATIONS

     The Company's revenues are derived mainly from management fees paid for the operation of the motel properties and operating revenues from the leased properties. The management agreements currently provide for the Company to receive approximately five percent (5%) of the total gross revenue received from each of the properties in addition to all expenses and salaries of employees working on the properties to be paid by the owners of the motels. The amount of revenue during the fiscal year ended December 31, 1999 was $1,943,345, which is comprised of management fees of $536,601 and operating revenues from the leases totaling $1,406,744. The total outstanding management fees due and advances for costs and expenses to be reimbursed by the motel owners as of December 31, 1999 was $81,378. The amount of revenue during the fiscal year ended December 31, 2000 was $3,854,813, which is comprised of management fees of $647,270 and operating revenues from the leases totaling $3,207,543. The total outstanding management fees due and advances for costs and expenses to be reimbursed by the motel owners as of December 31, 2000 was $15,226.

     As of July 1, 1999, the Company began operating a motel property in Iowa under a lease agreement with option to purchase. The Company receives all the income of the property and pays to the landlord twenty percent (20%) of the total monthly income as lease payments.

CHANGE  OF  FISCAL  YEAR

     Effective October 1, 1998, the Company changed its fiscal year to end on December 31 from March 31 to make the financial records of the Company correspond with the motel operations of TIM.

RESULTS OF OPERATION - THREE AND TWELVE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO SAME PERIOD IN 1999

     Revenues. Revenues for the three-month periods ended December 31, 1999 and December 31, 2000 increased from $524,134 to $953,183, respectively. Revenues for the twelve months ended December 31, 1999 and December 31, 2000 increased from $1,943,345 to $3,854,813 respectively. During the three and twelve month periods ended December 31, 2000, our revenue was generated by our property-leasing and management activities. The increase in gross revenue during the three and twelve month periods ending December 31, 2000, compared to the same period in the prior year is attributable primarily to a decrease in management costs and leasing expenses.

     Labor and Benefits Expenses. This category comprises all internal labor costs including: salaries, taxes, employee benefits, and all other direct costs related to Company performance, including labor costs, supplies and other miscellaneous related expenses. The Company's labor and benefits expenses for the three-month period ended December 31, 1999 and December 31, 2000 decreased from $116,412 to $104,327, respectively. During the twelve months ended December 31, 1999 and December 31, 2000, the Company's labor and benefits expenses increased from $343,121 to $397,069 respectively. The fluctuation in labor and benefits expenses from the fourth quarter and from fiscal 1999 compared to the same period in 2000 was directly attributable to an increase in costs associated with leasing and managing the Company's various properties. At December 31, 2000, the Company had 13 full time employees and 17 part-time employees engaged in administration, on-site operations, and property management. In addition, from time to time, the Company may hire additional independent consultants or contractors to support its property management and administrative organizations. Moreover, the Company may hire additional staff, as needed, to meet the demands of its management and leasing operations.

     General and Administrative Expenses. General and administrative expenses for the three-month periods ended December 31, 1999 and December 31, 2000 increased from $106,937 to $110,914 respectively. General and administrative expenses for the twelve months ended December 31, 1999 and December 31, 2000 increased from $349,546 to $426,247, respectively. In each period, these expenses consisted primarily of the costs associated with purchasing supplies, property management, facility renovation, human resources, employee training, advertising and marketing costs, and general management and administrative costs. This increase was due to an increase in these costs.

     We believe that our general and administrative expenses may increase in dollar amount for the remainder of fiscal 2000 as a result of an anticipated expansion of our operations.

     Net Loss. The Company recognized a net loss for the three-month period ended December 31, 2000 of $212,318 compared to a net loss of $165,000 for the same period in 1999. The Company recognized a net loss of $131,546 for the twelve-month period ended December 31, 2000, as compared with a net loss of $121,454 for the same period in 1999. The change in net loss reflected in the three-month period ending December 31, 2000 and December 31, 1999, respectively, and the change in net loss reflected in the twelve-month periods ending December 31, 2000 and December 31, 1999 reflected shifting property management and administrative costs.

     Liquidity and Capital Resources. At December 31, 2000, the Company had cash and cash equivalent deficits of $70,305. In fiscal year 2000, total cash used in operating activities was $115,423, which was primarily due to property management and operating expenses. During the fiscal 1999, total cash supplied by operating activities was $133,293, which was primarily due to expenses derived from the Company's management activities. In 1999, investing activities used net cash of $141,000 to pay-off loans to shareholders. The company did not expend any capital for investing activities during fiscal 2000.

OVERVIEW  OF  CURRENT  OPERATIONS

     The Company's revenues are derived mainly from management fees paid for the operation of the motel properties and operating revenues from the leased properties. The management agreements currently provide for the Company to receive approximately five percent (5%) of the total gross revenue received from each of the properties in addition to all expenses and salaries of employees working on the properties to be paid by the owners of the motels. The amount of revenue during the fiscal year ended December 31, 1999 was $1,943,345, which is comprised of management fees of $536,601 and operating revenues from the leases totaling $1,406,744. The total outstanding management fees due and advances for costs and expenses to be reimbursed by the motel owners as of December 31, 1999 was $5,779. The amount of revenue during the fiscal year ended December 31, 2000 was $3,854,813, which is comprised of management fees of $647,270 and operating revenues from the leases totaling $879,996. The total outstanding management fees due and advances for costs and expenses to be reimbursed by the motel owners as of December 31, 2000 was $160,606.

     As of December 31, 2000, there were agreements to operate 18 properties in TIM's portfolio. See "Item 1. Business-The Company's Portfolio." The management fees collected in the last quarter of 1998 totaled $37,515, and the outstanding balance of receivables and advances to properties was $68,180. The management fees and operating revenues collected in fiscal year 1999 totaled $1,943,345 and the outstanding balance of receivables and advances for certain operating costs of the properties to be reimbursed by the motel owners was $5,779. During fiscal 2000, the Company received affiliated management fees in the amount of $94,238 and non-affiliated management fees in the amount of $553,032 and $160,606 due from motel owners for costs and expenses advanced by the Company. The Company has entered into one long-term lease agreement with option to purchase effective

July 1, 1999 and plans to continue to enter into such agreements with motel owners. The Company will operate the leased motels and receive the total gross revenue from the motels. A fixed annual lease payment or a percentage, approximately 20% of the gross revenue of the leased motel, will be payable to the motel owner as rent on a monthly basis. Management expects the gross revenue received by the Company to increase steadily as more lease agreements are obtained.

SALARIES  AND  PAYROLL  TAXES

     Salaries and payroll tax expenses were $47,909 for the fiscal year ended December 31, 1998, $302,929 for the fiscal year ended December 31, 1999, and
$338,828 for the fiscal year ended December 31, 2000. The amounts for 1999 and 2000 represent a substantial increase from the fiscal year ended March 31, 1998, during which the Company was not operating and, therefore, did not pay a material amount as salaries. Growth in salaries and payroll taxes has been directly related to expansion of the Company's operating strategy. As of December 31, 2000, the Company had assumed the management and operation of a total of 18 properties. As of December 31, 2000, the Company had 13 full-time and 17 part-time employees, which included administrative, management and maintenance staff of the motel properties. The Company expects salaries and payroll expenses to grow as it continues to add the operation of more motel and lodging properties in its portfolio. The Company has no assurance that the revenue generated by the properties will be sufficient to pay for the increased expenses and salaries, which will be dependent on the number of properties managed and the financials demands of each property, and the revenue generated from the motels that may vary from season to season. See "Item 1. Business-Risk Factors, Seasonality and Quarterly Fluctuations in Operating Results."

LIQUIDITY  AND  CAPITAL  RESOURCES

     Since October 1998, the Company has partially financed its operations and capital expenditure requirements through income from the management of properties and partially through private offerings of common stock. During the last quarter of 1998, the Company received $37,515 as management fees and had raised $60,000 from an individual accredited investor, Richard L. Johnson, who is not an affiliate of the Company. This is a substantial increase from the fiscal year ended March 31, 1998 when no revenue was received and the Company did not attempt to raise any funds.

     The Company's directors and principal shareholders loaned money during fiscal 2000 to support the operations of the Company and anticipate to do so until the properties in negotiation bring sufficient revenue for the company to meet the expenses of operation. Directors, C. Richard Kearns Terrence Trapp loaned $120,000 and $110,000 respectively, to the Company in January 2000. The Company has not been able to make the payments to the shareholders. The shareholders have waived payment until the Company becomes sufficiently profitable to make the payments after all expenses have been paid.

     The Company anticipates the monthly revenue from operations to steadily increase. During fiscal 2000, the Company added four additional properties into its portfolio: Lawrence, Kansas (60 rooms) with estimated gross revenues of $720,000 per year; Joplin, Missouri (95 rooms) with estimated gross revenues of approximately $800,000; Kellogg, Idaho (61 rooms) with estimated gross revenues $646,000; and Plainview, Texas (82 rooms), with estimated gross revenues of $936,000.

     The Company has also entered into Letters of Intent to lease nine (9) Best Inns and ten (10) Select Inns. The Company has preliminary approval from the lenders of Select Inns to close the lease transaction. The Company expects to close the lease transactions with Select I.A., Inc. and Best Inns in the third quarter of 2000. The principal of Best Inns, who is not an affiliate of the Company, is currently in litigation with its franchiser on an issue not related to the Company. Since March 1, 1999, the Company has been managing nine Best Inns for a management fee of five percent (5%) of gross revenue of the property.

     The Company intends to continue the management of the nine (9) Best Inns based on the oral agreement effective March 1, 1999. The Company does not plan to close the lease transaction until the litigation matter is resolved. The aggregate income of those properties exceeds the amount of estimated operating expenses anticipated by the Company at this time. The Company expects the positive cash flow to steadily increase as the total number of properties managed and leased by the Company increases. This increase may be offset by the capital expenditures related to acquiring new operations and adding new employees.

     The Company has a Letter of Intent to lease ten motel properties located in Minnesota, North Dakota, South Dakota and Wisconsin from Select I.A., Inc. The lease will be a triple net lease where the Company will pay for all expenses and costs of operations and pay a fixed annual lease payment of $1,750,000, payable in equal monthly installments. The Company may also elect to exercise its option to purchase the property upon the payment of $18,000,000 to the motel owner. The consideration for the option will be the issuance of $3,500,000 of preferred stock, with no dividends, and registration rights to sell $500,000 of the convertible preferred stock at the Company's initial public offering. Concurrently, the Company has also entered into a Letter of Intent with Select I.A., Inc. to acquire 35% of its issued and outstanding stock with an option to purchase the remaining 65% upon the payment of $2,500,000, exercisable during the period beginning two years from the closing date and expiring five years after the closing date. The Company is conducting further negotiation and due diligence of the properties prior to finalizing the transactions.

     Accounts receivable of the Company totaled $68,180 at December 31, 1998, $77,824 at December 31, 1999, and $223,182 at December 31, 2000, which is comprised of customer receivables, receivables of management fees and amounts due for advances to properties.

     During the fiscal year ended December 31, 1999, the Company reduced related party debt from $1,173,695 at December 31, 1998 to $1,032,695 at December 31, 1999. The principal amount of $1,032,695 remained unchanged as of December 31, 2000. Interest has been accruing on this related party debt since July 1, 1999 at the rate of eight percent (8%) per annum. The shareholders have waived payment until the Company is profitable. See "Item 12. Certain Relationships and Related Transactions-Shareholder Loans."

     The Company expects to generate sufficient management fees and operating income from properties to sustain the expenses. As the Company increases the number of properties under its operation and profit, doubt as to whether the Company will continue is expected to decrease. In the event that operating income does not meet the expenses of the Company, the Company will conduct private offerings of the Company's stock to current shareholders or new investors.

EARNINGS  (LOSS)  PER  SHARE

     The Company's net earnings(loss) per share for fiscal 2000 was ($0.02). The Company's net earnings(loss) per share for the fiscal years ended December 31, 1999 and December 31, 1998, were ($0.05) and $0.08, respectively. It should be noted that these figures were impacted by the issuance of additional shares in connection with the Company's acquisition of TIM effective October 12, 1998, resulting in more outstanding shares at the end of fiscal year ending December 31, 1998, and by the gain in the amount of $568,957 recorded fiscal year end December 31, 1998, from the discontinued operations when Country Maid Farms was sold.

     The Company's predecessor TIM Oregon's net loss per share for the nine-month period ended September 30, 1998 was ($10.34) and its net loss per share for fiscal year ended December 31, 1997 was ($3.98).

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements ("SFAS No. 130"). SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company believes the adoption of SFAS No. 130 has had no significant impact on the Company's consolidated financial statements.

In June 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS No. 131) which establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. It also establishes the related disclosures about products and services, geographic areas and major customers. Provisions of SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. The Company believes that adoption of SFAS No. 131 has had no significant impact on the Company's consolidated financial statements.

ITEM 7. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM  8.     FINANCIAL  STATEMENTS

                          COUNTRY MAID FINANCIAL, INC.

          CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2000 AND 1999

                                     AUDITED

                                TABLE OF CONTENTS
                                                                            PAGE

INDEPENDENT AUDITOR'S REPORT . . . . . . . . . . . . . . . . . . . . . . . . 1

BALANCE  SHEET . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2 - 3

STATEMENT OF INCOME - 12 MONTHS ENDED DECEMBER 31, 2000 & 1999 . . . . . . 4 - 5

STATEMENT OF CASH FLOWS - 12 MONTHS ENDED DECEMBER 31, 2000 & 1999 . . . . . 6

STATEMENT OF INCOME - 3 MONTHS ENDED DECEMBER 31, 2000 & 1999 . . . . . .  7 - 8

STATEMENT OF CASH FLOWS - 3 MONTHS ENDED DECEMBER 31, 2000 & 1999 . . . . . .9

STATEMENT OF SHAREHOLDERS'  EQUITY . . . . . . . . . . . . . . . . . . . . .10

NOTES  TO  THE  FINANCIAL  STATEMENTS . . . . . . . . . . . . . . . . .  11 - 16

                                THOMAS J. HARRIS
                           CERTIFIED PUBLIC ACCOUNTANT
                          3901 STONE WAY N., SUITE 202
                               SEATTLE, WA  98103
                                  206.547.6050


INDEPENDENT  AUDITOR'S  REPORT
--------------------------------------------------------------------------------

Board  of  Directors
Country  Maid  Financial,  Inc.
Lebanon,  Oregon

We have audited the accompanying balance sheets of Country Maid Financial, Inc. and Subsidiary as of December 31, 2000 and 1999 and the related statements of operations, shareholders' deficit, and cash flows for the twelve month periods and three month periods then ended. These financial statements are the responsibility of the Country Maid Financial, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Country Maid Financial, Inc. as of December 31, 2000, and 1999, and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.

April  13,  2001

                          COUNTRY MAID FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2000 AND 1999



                                       2000     1999

ASSETS

Current Assets
   Cash in Bank                      $ 39,317  $     0
   Management Fees Receivable          15,226    5,779
   Receivables, Affiliated             36,922   59,255
   Receivables, Non-Affiliated         25,654   12,790
   Prepaid Expenses, Affiliated        14,548        0
   Prepaid Expenses, Non-Affiliated    45,134        0
                                     --------  -------

     Total Current Assets             176,801   77,824
                                     --------  -------

Fixed Assets
   Furniture & Fixtures - Net          49,280        0
                                     --------  -------

     Total Fixed Assets                49,280        0
                                     --------  -------

Other Assets
   Due from TI                         37,000        0
   Lease Option                           650        0
                                     --------  -------

     Total Other Assets               338,637        0
                                     --------  -------


       TOTAL ASSETS                  $564,718  $77,824
                                     ========  =======

               See Notes to the Consolidated Financial Statements

                                COUNTRY MAID FINANCIAL, INC.
                                 CONSOLIDATED BALANCE SHEET
                                 DECEMBER 31, 2000 AND 1999


                                                                     2000          1999
LIABILITIES

   Current Liabilities
     Bank Overdraft                                              $   109,622   $       126
     Accounts Payable, Trade                                         263,148       178,824
     Accrued Payroll & Payroll Taxes                                 346,125       180,179
     Accrued Expenses                                                158,024             0
                                                                 ------------  ------------

       Total Current Liabilities                                     876,919       359,129
                                                                 ------------  ------------

   Other Liabilities
     Due to Stockholders                                           1,032,695     1,032,695
                                                                 ------------  ------------

       Total Other Liabilities                                     1,032,695     1,032,695
                                                                 ------------  ------------

       TOTAL LIABILITIES                                           1,909,614     1,391,824
                                                                 ------------  ------------

STOCKHOLDERS' DEFICIT
   Common Stock 490,000,000 shares authorized, no par value,
     7,725,896 issued and outstanding                              2,769,252     2,769,252
   Preferred Stock 10,000,000 shares authorized, no par value,
     100,650 issued and outstanding                                  100,650             0
   Excess of Liabilities at Inception                                (60,000)      (60,000)
   Retained (Deficit)                                             (4,154,798)   (4,023,252)
                                                                 ------------  ------------

        TOTAL STOCKHOLDERS' DEFICIT                               (1,344,896)   (1,314,000)
                                                                 ------------  ------------


        TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                $   564,718   $    77,824
                                                                 ============  ============

               See Notes to the Consolidated Financial Statements

                          COUNTRY MAID FINANCIAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2000 AND 1999


     REVENUES                             2000        1999
Affiliated:
   Operating Revenues                  $1,763,103  $1,264,856
   Operating Costs
     Lease Payments                       566,052     424,539
     Direct Costs                       1,006,065     715,271
     General and Administrative Costs     162,671      92,292
                                       ----------  ----------
        Total Operating Costs           1,734,788   1,232,102
                                       ----------  ----------
   Net Revenues                            28,315      32,754
   Management Fees                         94,238     130,931
                                       ----------  ----------
     Gross Profit                         122,553     163,685
                                       ----------  ----------

Non-Affiliated:
   Operating Revenues                  $1,444,440  $  141,888
   Operating Costs
     Lease Payments                       313,944      62,952
     Direct Costs                         961,183      67,086
     General and Administrative Costs     148,128       9,992
                                       ----------  ----------
        Total Operating Costs           1,423,255     140,030
                                       ----------  ----------
   Net Revenues                            21,185       1,858
   Management Fees                        553,032     405,670
                                       ----------  ----------
     Gross Profit                         574,217     407,528
                                       ----------  ----------


Combined:
   Operating Revenues                  $3,207,543  $1,406,744
   Operating Costs
     Lease Payments                       879,996     487,491
     Direct Costs                       1,967,248     782,357
     General and Administrative Costs     310,799     102,284
                                       ----------  ----------
        Total Operating Costs           3,158,043   1,372,132
                                       ----------  ----------
   Net Revenues                            49,500      34,612
   Management Fees                        647,270     536,601
                                       ----------  ----------
     Gross Profit                         696,770     571,213
                                       ==========  ==========

               See Notes to the Consolidated Financial Statements

                          COUNTRY MAID FINANCIAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                     2000       1999

   Gross Profit - Combined         $696,770   $571,213
                                   ---------  ---------


EXPENSES
   Payroll & Payroll Taxes          338,828    302,929
   Insurance                         58,241     40,192
   Miscellaneous                      5,476      4,954
   Professional Fees                262,711    187,706
   Rent                              37,500     48,000
   Repairs                            6,048      2,910
   Supplies                          39,405     33,599
   Telephone                         32,004     21,111
   Travel                            39,899     43,216
   Utilities                          8,204      8,050
                                   ---------  ---------

      Total Expenses                828,316    692,667
                                   ---------  ---------

         Basic (Loss) per share    $  (0.02)  $  (0.02)
                                   =========  =========

         Diluted (Loss) per share  $  (0.02)  $  (0.02)
                                   =========  =========

               See Notes to the Consolidated Financial Statements

                                      COUNTRY MAID FINANCIAL, INC.
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                         FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                                    2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss From Operations                      $(131,546)  $(121,454)
   Adjustment to Reconcile Net Loss to Cash
     Provided by Operating Activities
   Amortization                                      5,476           0
   Increase (Decrease)
   Management Fees Receivable                       (9,447)     (5,779)
   Receivables                                       9,469      (3,865)
   Prepaid Expenses                                (59,682)          0
   Bank Overdraft                                  109,496         126
   Accounts Payable, Trade                          84,324     163,303
   Accrued Payroll & Payroll Taxes                 165,946     101,088
   Accrued Expenses                                158,024           0
                                                 ----------  ----------

     Net Cash Flow from Operations                 332,060     133,419
                                                 ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Due from TI                                     (37,000)          0
   Due from TIM-OR                                (155,607)          0
   Due from Lessors                               (145,380)          0
   Payment for Lease Option                           (650)          0
   Payments for Furniture & Fixtures               (54,756)          0
   Payments on Shareholder Loans                         0    (141,000)
                                                 ----------  ----------

   Total Cash Flows from Investing Activities     (393,393)   (141,000)
                                                 ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of Common Stock                                    320,000
   Costs Advanced for Issuance of Common Stock                (290,387)
   Issuance of Preferred Stock                     100,650           0
                                                 ----------  ----------

   Total Cash Flows from Financing Activities      100,650      29,613

   Net Cash Flows                                   39,317      22,032

Cash Balance Beginning                                   0     (22,032)
                                                 ----------  ----------

Cash Balance Ending                              $  39,317   $       0
                                                 ==========  ==========

               See Notes to the Consolidated Financial Statements

                          COUNTRY MAID FINANCIAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999


REVENUES                                   2000       1999
Affiliated:
   Operating Revenues                   $ 387,047   $358,210
   Operating Costs
     Lease Payments                       141,513    141,513
     Direct Costs                         242,743    220,054
     General and Administrative Costs      35,884     21,980
                                        ----------  ---------
      Total Operating Costs               420,140    383,547
                                        ----------  ---------
   Net Revenues                           (33,093)   (25,337)
   Management Fees                         20,600     17,807
                                        ----------  ---------
      Gross (Loss)                        (12,493)    (7,530)
                                        ----------  ---------

Non-Affiliated:
   Operating Revenues                   $ 419,025   $ 65,004
   Operating Costs
     Lease Payments                       128,978     47,214
     Direct Costs                         347,676     28,447
     General and Administrative Costs      53,466      6,577
                                        ----------  ---------
      Total Operating Costs               530,120     82,238
                                        ----------  ---------
   Net Revenues                          (111,095)   (17,234)
   Management Fees                        126,511     83,113
                                        ----------  ---------
     Gross Profit                          15,416     65,879
                                        ----------  ---------

Combined:
   Operating Revenues                   $ 806,072   $423,214
   Operating Costs
     Lease Payments                       270,491    188,727
     Direct Costs                         590,419    248,501
     General and Administrative Costs      89,350     28,557
                                        ----------  ---------
      Total Operating Costs               950,260    465,785
                                        ----------  ---------
   Net Revenues                          (144,188)   (42,571)
   Management Fees                        147,111    100,920
                                        ----------  ---------
     Gross Profit                           2,923     58,349
                                        ==========  =========

               See Notes to the Consolidated Financial Statements

                          COUNTRY MAID FINANCIAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                             2000        1999
   Gross Profit - Combined                $   2,923   $  58,349
                                          ----------  ----------

EXPENSES
   Payroll & Payroll Taxes                   89,387     102,130
   Insurance                                 14,940      14,282
   Miscellaneous                              5,476         419
   Professional Fees                         63,400      74,760
   Rent                                       9,375      12,000
   Repairs                                      549         975
   Supplies                                   7,380       5,966
   Telephone                                  9,428       6,001
   Travel                                    12,544       3,989
   Utilities                                  2,762       2,827
                                          ----------  ----------

     Total Expenses                         215,241     223,349
                                          ----------  ----------

NET (LOSS)                                $(212,318)  $(165,000)
                                          ==========  ==========

     Basic (Loss)/Earnings per share      $   (0.03)  $   (0.02)
                                          ==========  ==========

     Diluted (Loss)/Earnings per share    $   (0.03)  $   (0.02)
                                          ==========  ==========

               See Notes to the Consolidated Financial Statements

                          COUNTRY MAID FINANCIAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                                   2000        1999

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss From Operations                     $(212,318)  $(165,000)
     Adjustment to Reconcile Net Loss to Cash
     Provided by Operating Activities
   Amortization                                     5,476           0
   Increase (Decrease)
   Management Fees Receivable                       6,054     (68,483)
   Receivables                                     71,774      97,573
   Prepaid Expenses                                20,781           0
   Bank Overdraft                                 109,622         126
   Accounts Payable, Trade                         57,468      31,356
   Accrued Payroll & Payroll Taxes                172,589      60,676
   Accrued Expenses                               158,024           0
                                                ----------  ----------

     Net Cash Flow from Operations                389,470     (43,752)
                                                ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Due from TI                                    (37,000)          0
   Due from TIM-OR                               (155,607)          0
   Due from Lessors                              (145,380)          0
   Payments for Furniture & Fixtures              (54,756)          0
                                                ----------  ----------

   Total Cash Flows from Investing Activities    (392,743)          0
                                                ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
                                                        0           0
                                                ----------  ----------

   Net Cash Flows                                  (3,273)    (43,752)

Cash Balance Beginning                             42,590      43,752
                                                ----------  ----------

Cash Balance Ending                             $  39,317   $       0
                                                ==========  ==========

               See Notes to the Consolidated Financial Statements

                                      COUNTRY MAID FINANCIAL, INC.
                             CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                                            DECEMBER 31, 2000


                                                                                              Total
                             Common      Common     Preferred  Preferred     Retained     Stockholders'
                            Shares*      Stock**     Shares      Stock       Deficit         Deficit

Balance, 12-31-98          6,735,285   $2,679,639           0  $        0  $(3,901,798)  $   (1,222,159)

Issued for Cash              120,000      170,000                                               170,000
Issued for Services          360,000      150,000                                               150,000
Costs Advanced for
 Issuance of Common Stock                (290,387)                                             (290,387)
Stock Dividend               721,643
Net Loss                                                                      (121,454)        (121,454)
                           ----------  -----------  ---------  ----------  ------------  ---------------

Balance, 12-31-99          7,725,896    2,709,252           0           0   (4,023,252)      (1,314,000)

Issued for Cash                                       100,000     100,000                       100,000

Net Loss                                                                       (66,582)         (66,582)
                           ----------  -----------  ---------  ----------  ------------  ---------------

Balance, 3-31-00           7,725,896    2,709,252     100,000     100,000   (4,089,834)      (1,280,582)

Net Income                                                                      59,019           59,019
                           ----------  -----------  ---------  ----------  ------------  ---------------

Balance, 6-30-00           7,725,896    2,709,252     100,000     100,000   (4,030,815)      (1,221,563)

Issued for Lease Option                                   650         650                           650

Net Income                                                                      88,335           88,335
                           ----------  -----------  ---------  ----------  ------------  ---------------

Balance, 9-30-00           7,725,896   $2,709,252     100,650  $  100,650  $(3,942,480)  $   (1,132,578)
                           ----------  -----------  ---------  ----------  ------------  ---------------

Net Loss                                                                      (212,318)        (212,318)
                           ----------  -----------  ---------  ----------  ------------  ---------------

Balance, 12-31-00          7,725,896   $2,709,252     100,650  $  100,650  $(4,154,798)  $   (1,344,896)
                           ==========  ===========  =========  ==========  ============  ===============

*=  After  1  for  100  reverse  split.

** = Common Stock of $2,769,252 less Excess of Liabilities at Inception of $60,000.

               See Notes to the Consolidated Financial Statements

                  COUNTRY MAID FINANCIAL, INC.  AND SUBSIDIARY
                        NOTES TO THE FINANCIAL STATEMENTS


1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES:
     ----------------------------------------------------

     DESCRIPTION  OF  THE  COMPANY

Country Maid Financial, Inc. ("Company") was incorporated in April 1984 in the State of Washington under the name Raywheel, Inc. The Company commenced operations in Toledo, Ohio and moved its offices to Portland, Oregon in 1989. The Company's name was changed to American Citadel, Inc. in December 1989. In a transaction effective July 1, 1992 the Company acquired Country Maid Farms, Inc. ("Farms") issuing 28,036,000 shares of its common stock to the shareholders of Country Maid Farms, Inc. and a reverse acquisition of American Citadel, Inc.
with Country Maid Farms, Inc. as the surviving corporation. Stockholders' equity during 1993 was adjusted to reflect this re-capitalization.

In March 1994, American Citadel, Inc. name was changed to Country Maid Foods, Inc. to signify its primary business of food production. Through its wholly owned subsidiary, Farms, the Company was engaged in the production of poultry eggs for the domestic egg market and for the manufacture of mayonnaise and other egg products. Farms contracted with farms in Nebraska and Missouri.

Prior to the acquisition of Farms, the Company had another wholly owned subsidiary, Security Bar, Inc., a Washington corporation ("Security Bar") through which it conducted its business. Security Bar was sold to an unrelated third party in December 1993.

The Company started a new corporation Country Maid Egg Products, Inc. ("Egg Products"), a Nevada corporation, in October 11, 1996. Egg Products is a wholly owned subsidiary used to broker the Farm's eggs and operate a breaker plant under a lease agreement with a third party. Egg Products primarily purchases Farm's eggs.

In September 1998, the Company determined that the chicken egg business it was conducting through its wholly owned subsidiary Farms, a Nevada corporation was not profitable and did not generate sufficient income for the Company. The Company had been unprofitable for the last several years and had experienced significant losses during its operating history. The Company's cash flows from operations have not been sufficient to fund its operating activities. The Company determined that conventional financing was unavailable to the Company at that time. In addition, management did not believe that an equity or debt offering of its securities would succeed without a positive change of the Company's business or an infusion of value into the Company through a re-capitalization. Therefore, management opted to sell the subsidiary to two shareholders for their assumption of the underlying debt.

1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES:     (CONTINUED)
     ----------------------------------------------------

In September 1998, the name was changed to Country Maid Financial, Inc. upon the Board's decision to enter management and financing in the lodging industry. The Company's principal executive offices are in Lebanon, Oregon.

During the third quarter of 1998, the Company negotiated the terms of the Stock Purchase Agreement dated September 30, 1998 ("Stock Purchase Agreement") for the acquisition of Territorial Inns Management Inc. ("TIM"), a Nevada corporation. This transaction has been recorded as a reverse acquisition of the Company by TIM. The Directors of the Company determined that the acquisition of TIM provided the potential for the Company to obtain significant assets and shareholder equity. The Company acquired all of the issued and outstanding common stock of TIM effective October 12, 1998 when TIM became a wholly owned subsidiary of the Company. As described above, Management decided to dispose of the Company's subsidiary, Farms. The disposition was completed by agreement with two to the Company's shareholders who assumed all of the debt of the subsidiary in return for its assets.

The Company, through its operating subsidiary TIM, is engaged in providing management of motel properties for a fee and by acquiring operating leases with options to purchase. TIM currently has acquired several leases during the current year. The income from these properties is shown as operating income on these financial statements and the expenses are shown as operating costs. The Company plans to continue to acquire motel-operating leases, with management agreements, and purchase options from motel owners throughout the United States and potentially Canada. The Company has identified certain motel properties that can be acquired at a value equivalent to 2.5 to 3.0 times the annual room gross revenue. The owners of these motels have expressed a willingness to accept a purchase option payment of up to twenty percent (20%) of the motel portfolio's current value and annual lease payments in an amount equal to seven and one-fifth percent (7.2%) of the portfolio value. Management believes that these motel properties can be managed in such a manner as to yield thirty-three percent (33%) of the annual gross room revenue as net operating income of the Company. This revenue is recognized on the accrual basis as the revenue is recorded by the properties. With the additional income from Select Inns management expects that the cash flow from this revenue will support operations for the next twelve months and on into the future.

INCOME  RECOGNITION

Income from leased properties is recorded as the gross income received from the properties and the expenses are then paid from those receipts. Income from managed properties is recorded at five percent (5%) of the gross receipts of the property.

1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES:     (CONTINUED)
     ----------------------------------------------------

LEASES

All of the Company's motel leases are recorded as operating leases because they do not satisfy the requirements for a financing lease. The three (3) affiliated properties have leases between $8,540 and $28,531 per month, for a total annual amount of $566,052 for the next five (5) years. The four (4) non-affiliated properties have leases between $5,000 and $16,000 per month, for a total annual amount of $453,960 for the next five (5) years. Lease payments, which are less than the monthly debt requirements give rise to the lessors owing the Company.

The Company leases office space from an unrelated party. The current lease ends on December 31, 2009. Actual annual lease payments are $37,500 through 2009.

     DEFERRED  INCOME  TAXES

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Statement No. 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     FINANCIAL  STATEMENT  PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

     EARNINGS  PER  SHARE

The weighted average method for shares outstanding has been used to compute earnings per share in compliance with the requirements of SFAS 128.

2.   INCOME  TAXES
     -------------

As discussed in Note 1, the Company adopted Statement No. 109 in 1993 and has applied the provisions of Statement No. 109 retroactively to July 1, 1989. The cumulative effect of this change in accounting for income taxes had been applied to July 1, 1990 retained earnings.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 are presented below:

1999                                           December 31, 2000    December 31, 1999
----                                          -------------------  -------------------
Deferred Tax Assets:
     Taxable Loss                             $          131,546   $          121,454
     Loss carry-forward                                4,415,432            4,293,978
                                              -------------------  -------------------
          Total                               $        4,546,978   $        4,415,432
                                              ===================  ===================

Tax Rate:                                                     34%                  34%
                                              -------------------  -------------------

     Deferred Tax Assets                      $        1,545,973   $        1,501,247
     Deferred Tax Assets Valuation Allowance          (1,545,973)          (1,501,247)
                                              -------------------  -------------------

          Net Deferred Tax Assets             $                0   $                0
                                              ===================  ===================

Due to cumulative losses in recent years and the uncertainty of future earnings the probability of deriving any benefits from the deferred tax asset is unlikely. In addition the Tax Reform Act of 1986 severely reduces the deductibility of these losses due to the changes in ownership.


3.   ACQUISITION  OF  TERRITORIAL  INNS  MANAGEMENT,  INC.
     -----------------------------------------------------

As described in Note 1 the Company acquired all of the outstanding stock of TIM. The transaction is being accounted for as a reverse acquisition of the Company by TIM. The assets and liabilities of the Company at acquisition were as follows:

     Assets                      $           0
     Liabilities                     1,742,652
     Common  Stock                   2,679,639
                                 --------------
     Retained  Deficit           $  (4,422,291)
                                 ==============

The Company issued 6,250,000 shares of common stock in the acquisition of TIM. The major assets of TIM consisted of management contracts for eleven hotel properties with gross annual receipts of approximately $10,600,000, of which a five percent (5%) is paid to the Company as a management fee. TIM was organized shortly before the acquisition and had no operations as of the merger date.

4.   RELATED  PARTY  TRANSACTIONS
     ----------------------------

The Company makes payments to certain parties for debts of TIM-OR. These amounts have been recorded as an asset. Territorial Inns and the Company exchange cash to allow for fluctuations in cash flow. These amounts are either short-term assets or short-term liabilities.

At December 31, 2000, the Company had interest free advances from stockholders of $1,032,695. Proceeds from the sale of common stock were used to pay some of the loans to shareholders during the quarter ended March 31, 1999.

Some of the Company's revenues were received from properties that were partly owned by the Company's majority shareholder. The Company's major shareholder has a minority interest in four of the twenty managed properties. The amount of revenue received from these properties was $ 1,763,103 in 2000 and $1,264,856 in 1999.

5.   CONTRACTS
     ---------

On March 1, 1999 the Company assumed the operation of the nine properties owned by Best Inns, Inc., a Kansas corporation (Best Inns Kansas). The agreement provides for management of the properties for a fee of five percent (5%) of the gross revenues. The lenders for Best Inns Kansas had previously believed that the aggregate fair market value of the properties based on their total revenue during the previous management company's operation was less than the principal loan amount. After the Company began management of the properties, aggregate revenues were increased by approximately twelve percent (12%). During 2000, the revenues decreased by approximately four percent (4%).

On July 1, 1999 the Company entered into a lease agreement with an Option to Purchase the Southfork Motel located in Bloomfield, Iowa. The lease provides for monthly lease payments calculated at twenty-five percent (25%) of the gross revenue of the motel and restaurant. The lease grants the Company an option to purchase the property after exercising two (2) five (5) year lease options at the end of the initial ten (10) year lease.

On February 1, 2000 the Company entered into a lease agreement with an Option to Purchase the Best Western Inn located in Lawrence, Kansas. The lease provides for monthly lease payments of $15,810.22. The lease grants the Company an option to purchase the property after exercising two (2) five (5) year lease options at the end of the initial ten (10) year lease.

On May 5, 2000 the Company entered into a lease agreement with an Option to Purchase the Select Inn located in Joplin, Missouri. The lease provides for monthly lease payments of $16,810.22. The lease grants the Company an option to purchase the property after exercising two (2) five (5) year lease options at the end of the initial ten (10) year lease.

6    SUBSEQUENT  EVENTS
     ------------------

On March 19, 2001, Better Value Inns, filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. It is not determined at this point what effect this action will have on the operations of the Company. However, it is not anticipated that the effect will be negative because the Company will continue to receive management fees. The management fees received during the year 200 were $438,463. During the bankruptcy proceedings, the management fees are reduced to 4% of revenue.

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS

EXPERIENCED  SENIOR  EXECUTIVE  MANAGEMENT  AND  ON-SITE  PERSONNEL

     The Company's senior management team is experienced and has worked together for an extended period of time to develop, operate and manage motel properties. The Company's executive management team consists of its Chief Executive Officer,
C. Richard Kearns; President, Ellis Stutzman, and Secretary Mark Owen. Mr. Kearns has worked with Mr. Stutzman in the management of motel properties since 1984, and with Mr. Owen since 1986. These officers have jointly managed over 40 motel properties with as many as 30 properties at one time.

     The Company provides hands-on training for site managers during which the motel owner or the departing manager will initially familiarize the new manager with the property first, followed by a review of the Company's policies and procedures personally conducted by the Company's Director of Operations. The Company believes that direct training on-site provides the most detailed and applicable information to the managers and is more advantageous than a formal group off-site training class. The Company believes that the quality and experience of its key executives and motel personnel are important components of its ability to consistently provide outstanding service to motel guests and motel owners which will likely lead to strong financial results for its shareholders.

     The executive officers of the Company are appointed annually by the Board and serve terms of one year or until their death, resignation or removal by the Board. There are no family relationships between any of the directors and executive officers.

     Management of the Company is vested in its Board and executive officers. The shareholders elect the directors. The officers of the Company hold office at the discretion of the Board. There are currently three directors who were elected for a three-year term at the Company's annual meeting of shareholders held on April 30, 1999.

     The directors and executive officers of the Company and their respective ages as of December 31, 2000 are as follows:

     NAME                AGE  POSITIONS AND OFFICES HELD WITH THE
                                            COMPANY
     ------------------------------------------------------------
     C. Richard Kearns    54  Chief Executive Officer, Director,
                              Chairman of the Board
     John C. Moneymaker   53  Director
     Terrence J. Trapp    53  Director
     Ellis J. Stutzman    46  President
     Mark D. Owen         38  Secretary/Treasurer, Director of
                              Operations

BUSINESS  EXPERIENCE  OF  DIRECTORS  AND  EXECUTIVE  OFFICERS

     Following is a discussion of the business background of each director and executive officer. C. Richard Kearns, Ellis J. Stutzman and Mark D. Owen are full-time employees of the Company. Directors Terrence J. Trapp and John C. Moneymaker devote only such time as may be necessary for the Company's business and affairs:

     C. Richard Kearns. Mr. Kearns has served as a director of the Company since 1992 and as Chief Executive Officer and Chairman of the Board since October 1, 1998. He has also served as a director and as Chief Executive Officer of TIM since August 12, 1998. Mr. Kearns has over twenty years of experience as a motel owner and operator, and has participated in the management of over 35 motel properties. Between May 1988 and August 1997, Mr. Kearns was Chairman of the Board and Chief Executive Officer of Nendels Corporation, a motel franchise company, which in 1994, became Skylink Telecommunications Corporation, a telecommunications company.

     John C. Moneymaker. Mr. Moneymaker has been a director of the Company since 1992 and served as President of the Company from March 1994 to September 1998, during which time he directed the operation of the egg business of Country Maid Farms. Mr. Moneymaker has also served as a director and as Chief Executive Officer of TIM since August 12, 1998. He has over ten years of experience in the motel business as an owner. In addition, Mr. Moneymaker also has been in the egg business since 1973. Between 1976 and 1989, Mr. Moneymaker owned and operated Moneymaker Feed in Missouri, which was in the business of egg production and animal feed production. Mr. Moneymaker is the co-owner of a motel in Texas. He is currently also a licensed real estate agent and specializes in motel sales and acquisitions.

     Terrence J. Trapp. Mr. Trapp has served as a director of the Company since October 1, 1998. Between November 1999 and March 2001, Mr. Trapp served on the Board of Directors IWBC.NET Corporation, an Internet service wholesale telecommunications and distribution company. Since December 1999, Mr. Trapp has also served as President of Network Services for Internet Direct International, Inc. ("IDI"), whose business focuses on sales of international long distance services. Mr. Trapp's responsibilities involve sales and marketing for IDI. He has also served as a director of TIM since August 12, 1998. He has over 17 years of experience in the hospitality industry and twenty-five years of experience in the telecommunications industry. He began his career at AT&T as a manager for approximately eight years. Thereafter, he worked as an executive with numerous telecommunications and hospitality communications companies, including serving as Vice President of Marketing with International Telephone & Telegraph Corp. for four years, where he was instrumental in developing and marketing programs designed for specific needs within the hospitality industry. From 1994 to 1996, Mr. Trapp was President of Northwest Hospitality Management in Portland, Oregon, a hospitality telecommunications company, where he focused on direct sales and company strategy. Between May 1994 and the present, he has served as President of U.S. Communications Unlimited, Inc., a telecommunications company. Since 1992, Mr. Trapp has owned and operated Synergy Network Communications, Inc., a telecommunications company. From February 1996 to November 1997, Mr. Trapp served as Vice-Chairman for Skylink Telecommunications Corporation, where his responsibilities included overseeing the sales and operations of its wholly owned subsidiaries, "Comtel" and "Skylink America, Inc." Mr. Trapp has also worked with the communications divisions of McDonnell Douglas and Computer Sciences Corporation.

     Ellis J. Stutzman. Mr. Stutzman has served as President of the Company and TIM since October 1, 1998. He provides daily management and analysis for all properties and supervises management and accounting staff in the corporate office. Mr. Stutzman has over 15 years of experience in hospitality management and is a licensed real estate agent in the State of Oregon. Between 1973 and 1983, Mr. Stutzman was a real estate agent for Dan Stutzman Real Estate where he gained experience in real estate development, appraisal, office management, and income generation for both commercial and residential properties. He also served on the Executive Board of the Linn-Benton Title Company. Between 1983 and the present, Mr. Stutzman was a partner of Territorial Inns, an Oregon partnership, which has owned, operated, and managed numerous motels. His duties have included on-site selection, construction, financing, valuation, accounting, property rehabilitation, personnel, and the acquisition and sale of motels. Since 1994, Mr. Stutzman has focused in the area of motel purchasing and financing. He currently has ownership interests in several motel properties.

     Mark D. Owen. Mr. Owen has served as Secretary/Treasurer of the Company and TIM since October 1, 1998. He has approximately 14 years of experience in the management of motel properties. In 1985 and 1986, Mr. Owen was the assistant general manager for Best Western Kings Way Inn in Portland, Oregon. At Best Western, Mr. Owen participated in all facets of the motel and restaurant operation including front desk, night audits, housekeeping, maintenance, and banquet functions, and group tours. From 1986 to the present, Mr. Owen has been employed by various management entities and responsible for the supervision of up to thirty independent and franchised motel operations, offering full and limited service accommodations, where his duties have included recruiting staff; hiring and training managers; developing and implementing motel policies and procedures; sales and marketing; purchasing; property renovations and reconditioning; cost control; quality assurance; purchasing property; liability and worker's compensation insurance coverage; development of operational budgets; monitoring and analyzing property financial statements; compliance assurance with governmental regulations including Occupational Safety and Health Act and Americans with Disabilities Act ; and assisting with the sales, acquisitions, and financing of properties. Since 1995, Mr. Owen is also the owner of two motels in Texas and Kansas, and since 1990 has also owned and managed a storage unit complex.

SIGNIFICANT  EMPLOYEES  AND  CONSULTANTS

     Other than the directors and executive officers listed above, the Company does not have significant employees or consultants as defined in Item 401(c) of Regulation S-K.

DIRECTOR  COMPENSATION

     Except for reimbursement of expenses, payment of health insurance and applicable taxes for the insurance payments, directors of the Company generally do not receive material compensation for services rendered as a director. The Company does not compensate its directors for committee participation or for performing special assignments for the Board.

ITEM  10.  EXECUTIVE  COMPENSATION

COMPENSATION

     The following table sets forth information with regard to all compensation paid to C. Richard Kearns, the Company's Chief Executive Officer, for services rendered the Company during the fiscal years ended December 31, 2000 and December 31, 1999. The Company made no compensation to the executive officers during the fiscal year ending March 31, 1998, nor did any of the executive officers receive total annual salary, bonus and other compensation in excess of $100,000 during any of the last three fiscal years.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                        ANNUAL COMPENSATION  LONG-TERM COMPENSATION
                                        -------------------  ----------------------
                                                                    SECURITIES
                                                                    UNDERLYING
NAME AND                   FISCAL YEAR                      STOCK    OPTIONS/
PRINCIPAL POSITION           ENDING      SALARY    OTHER    AWARDS   WARRANTS
C. Richard Kearns(1)      Dec. 31, 1999          $7,256.65
Chief Executive Officer   Dec. 31, 2000          $7,256.65

(1) There were no shares or options awarded as compensation to the Named Officers during the last three fiscal years.

EMPLOYMENT  CONTRACTS

     The Company has not entered into employment agreements with its officers and employees. The inability to attract, retain and motivate qualified senior management, property managers or other skilled employees could adversely affect the Company's business.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. BENEFICIALLY OWNED COMMON STOCK

     The amounts and percentage of the Company's common stock beneficially owned by a holder are reported on the basis of the regulations of the SEC that govern the determination of beneficial ownership of securities. Under these regulations, a person or group of persons is deemed to be a "beneficial owner" of a security if that person or group has or shares "voting power," which includes the power to vote or to direct the voting of the security, or "investment power," which includes the power to dispose of or to direct the disposition of the security. A person or group of persons is also deemed to be a beneficial owner of any securities with respect to which that person or group has a right to acquire beneficial ownership within 60 days of December 31, 2000. Under these rules, more than one person may be deemed a beneficial owner of the same security and a person may be deemed to be a beneficial owner of securities as to which that person has no economic interest.

     The following table sets forth information with respect to beneficial ownership of the Company's common stock, including the percentage of total voting power, as of December 31, 2000, on an actual basis and as adjusted to reflect completion of the offering, by:

     -    each  of  its  executive  officers;

     -    each  director;

     -    all  current  directors  and  executive  officers  as  a  group;

     - each holder known to the Company to hold beneficially more than 5% of our common stock;

          and

     - each selling stockholder selling shares of the Company's common stock in this offering.

     Except as otherwise indicated in the footnotes below, each beneficial owner has the sole power to vote and to dispose of all shares held by that holder. The above points should be kept in mind in reading the information in the table below:

     (1)                   (2)                       (3)               (4)
    Title           Name and Address               Shares          Percentage
                                                                   -----------
   of Class        of Beneficial Owner      Beneficially Owned(1)  of Class(2)
-------------  ---------------------------  ---------------------  -----------

Common Stock   C. Richard Kearns(3)                 2,056,091 (4)       26.61
               2500 South Main Street
               Lebanon, OR 97355

Common Stock   John C. Moneymaker                        323,595         4.19
               1930 E. Meadowmere
               Springfield, MO  65807

Common Stock   Terrence J. Trapp                         550,000         7.12
               274 Snyder Mtn. Rd.
               Evergreen, CO  80439

Common Stock   Mark D. Owen                              220,000         2.85
               2500 South Main Street
               Lebanon, OR

Common Stock   Ellis Stutzman                            220,000         2.85
               2500 South Main Street,
               Lebanon, OR 97355

Common Stock   Thomas J. Krueger                      990,000 (5)       12.82
               1 Madeline Island
               Madison, WI  53719

Common Stock   All Officers and Directors              4,359,686        56.42
               as a Group (5 persons)


1) Pursuant to applicable rules of the Securities and Exchange Commission, "beneficial ownership" as used in this table means the sole or shared power to vote shares (voting power) or the sole or shared power to dispose of shares (investment power). Unless otherwise indicated the named individual has sole voting and investment power with respect to the shares shown as beneficially owned. In addition, a person is deemed the beneficial owner of those securities not outstanding which are subject to options, warrants, rights or conversion privileges if that person has the right to acquire beneficial ownership within 60 days after December 31, 2000.
(2) Percentage of beneficial ownership is based upon 7,725,896 shares of common stock outstanding as of December 31, 2000. For each individual, this percentage includes common stock of which the individual has the right to acquire beneficial ownership either currently or within 60 days of December 31, 2000, including, but not limited to, upon the exercise of an option; however, the common stock is not deemed outstanding for the purpose of computing the percentage owned by any other individual.

(3) The Company entered into a Stock Redemption Agreement, effective May 1, 1999, with Mr. Kearns to redeem up to 2,500,000 shares of the common stock of the Company from Mr. Kearns, of which, 2,000,000 have been redeemed from Mr. Kearns as of December 31, 2000 and 1,769,968 have been issued. The remaining 230,032 shares are being held by the transfer agent to be issued as the offering continues.
(4) Shares beneficially owned by Mr. Kearns include 110,000 shares held by Northwestern Capital, LLC, a Washington limited liability company, of which Mr. Kearns is the sole shareholder.
(5) Shares beneficially owned by Mr. Krueger include 935,000 shares held by Cascade Pacific Equity.

DESCRIPTION  OF  CAPITAL  STOCK

     The following summary describes the material terms of the Company's capital stock. However, the actual terms of the Company's capital stock contained in its amended and restated certificate of incorporation should be referred to.

     As of December 31, 2000, the Company's authorized capital stock consisted of 7,725,896 shares of common stock, par value $0.01 per share.

     Common Stock. Subject to the rights of the holders of any preferred stock that may be outstanding, each holder of common stock on the applicable record date is entitled to receive dividends as may be declared by the Company's Board out of funds legally available to pay dividends, and, in the event of liquidation, to share ratably in any distribution of our assets after payment or providing for the payment of liabilities and the liquidation preference of any outstanding preferred stock. Common stock will vote together as a single class on all matters presented to a vote of stockholders, including the election of directors. Each holder of common stock is entitled to one vote for each share held of record on the applicable record date for all of these matters. Holders of common stock have no cumulative voting rights or preemptive rights to purchase or subscribe for any stock or other securities, and there are no conversion rights or redemption or sinking fund provisions with respect to common stock. All outstanding shares of common stock are, and the shares of common stock sold in the offerings will be when issued, fully paid and nonassessable.

     Preferred Stock. The Company's Board has the authority to issue shares of preferred stock in one or more series and to fix, by resolution, the voting powers, and designations, preferences and relative, participating, optional or other rights, if any, and the qualifications, limitations or restrictions thereof, if any, including the number of shares in each series (which our Board may increase or decrease as permitted by Washington law), liquidation preferences, dividend rates, conversion rights and redemption provisions of the shares constituting any series, without any further vote or action by the stockholders. Any shares of preferred stock so issued would have priority over the common stock with respect to dividend or liquidation rights or both. Although the Company's Board has no present plans to do so, it could issue one or more series of preferred stock, without stockholder approval, that could, depending on the terms of such series, restrict dividends on the common stock, dilute the voting power of the common stock, impair the liquidation rights of the common stock or impede the completion of a merger, tender offer or other takeover attempt.

     Action by Written Consent. Under Washington Business Corporation Law, unless the certificate of incorporation expressly prohibits action by the written consent for stockholders, any action required or permitted to be taken by the Company's stockholders at a duly called annual or special meeting of stockholders may be taken by a consent in writing executed by stockholders possessing the requisite votes for the action to be taken. The Company's certificate of incorporation does not expressly prohibit action by the written consent of stockholders.

     Listing. The Company's shares of common stock are quoted on the NASDAQ OTC Bulletin Board under the symbol "CMFI.OB."

OPTION  GRANTS

     No stock options were granted to any officer of the Company during the last three fiscal years.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     There are no outstanding options, warrants, or stock appreciation rights as of the end of the last three fiscal years.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The Company has previously entered into certain transactions with various parties, which had, at the time of the transaction, material direct or indirect relationships with the Company, its officers, directors, or principal shareholders, their respective affiliates, or other persons associated with the foregoing, as set forth below.

SALE  OF  COUNTRY  MAID  FARMS,  INC.

     Between 1994 and 1997, the Company, through its wholly owned subsidiary Country Maid Farms, was engaged in the production of poultry eggs for the domestic wholesale egg market, and for the manufacture of mayonnaise and other egg products. The Company had acquired Country Maid Farms effective July 1, 1992 from John C. Moneymaker, C. Richard Kearns and a third party in a Stock Purchase Agreement. Pursuant to the agreement, the Company issued 280,360 (giving effect to the 100:1 reverse stock split effective October 9, 1998) shares and options with contingencies that were never met to the individual shareholders of Country Maid Farms.

     Country Maid Farms had suffered losses for the fiscal years of 1996, 1997 and 1998. Although the Company had suffered losses prior to 1996 due to the general downturn of the egg industry, the Company's wholesale egg business began to fail mainly due to the damage to one farm in Puxico, Missouri from an ice storm and a subsequent snowstorm that forced the farm to cease operation completely. Country Maid Farms had two other operating farms in Redfield, South Dakota, of which one was a "pullet farm" (where chicks are raised from birth until they begin producing eggs) and the other was a "layer farm" (where egg-laying chickens are placed for the life of their egg production cycle). Dakota Best, Inc. ("Dakota Best") was the original seller of the two farms operated by Country Maid Farms, Inc. In 1997, after Country Maid Farms had ceased its operation of the pullet farm, Country Maid Farms leased this farm to Dakota Best, who made certain improvements to the property. Dakota Best claims that the improvements made to the property were worth approximately $40,000 and demanded that Country Maid pay this amount to Dakota Best. The fair market value of the farm at that time was $5,000 to $10,000, which is calculated based on the value of the land minus the cost of removal of the barns and chicken houses to make the land ready to be used for other means. To the best of the officers' knowledge, there was no market at the time for chicken farms in that area. The Company had received a letter from an attorney representing Dakota Best regarding the intent the file a claim. It was determined to be in the Company's best interest to deed the farm to Dakota Best, Inc. and avoid any potential litigation fees and expenses, which likely would exceed the fair market value of the farm.

     During the 1996 fiscal year, Country Maid Farms began marketing its eggs to a breaker plant (where eggs are broken to extract the contents for processing) operated by another wholly owned subsidiary of the Company, Country Maid Egg Products, Inc., a Nevada corporation. At the breaker plant, the eggs were broken and processed into basic ingredients to be sold to food production companies to produce mayonnaise and other products that used eggs. However, on December 27, 1996, the owner of the breaker plant leased by an unrelated third party was forced into a bankruptcy. The Company attempted to purchase the plant from the bankruptcy trustee to continue its egg processing business, which was the main source of revenue for Country Maid Farms at that time. The District Court ruled in favor of another purchaser and the Company, which had few alternatives at the time, ceased the egg processing business.

     As of July 31, 1998, Country Maid Farms had outstanding liabilities in the estimated amount of $257,720. The assets of Country Maid Farms on October 6, 1998 consisted of the "layer farm" in Redfield, South Dakota, valued in September 1998 at approximately $10,000, with a mortgage of approximately $13,928.87, and the damaged farm and real estate in Puxico, Missouri which was estimated to be worth approximately $60,000.

     On October 6, 1998, the Company entered into a Stock Purchase Agreement with its Chief Executive Officer and Director, C. Richard Kearns, and Director, John C. Moneymaker, wherein Mr. Kearns and Mr. Moneymaker purchased all of the issued and outstanding stock of Country Maid Farms. The consideration for the sale was an agreement by Mr. Kearns and Mr. Moneymaker to assume the liabilities of Country Maid Farms and to indemnify the Company from any debts of Country
Maid Farms that were guaranteed by the Company, other than any liability for violations of environmental law.

     The Board did not obtain a fairness opinion for the sale of Country Maid Farms to the Company's two principal shareholders. The assets of Country Maid Farms consisted of a real estate property that may increase in value in time.
Other than the assumption of the outstanding liabilities of the Country Maid Farms in the estimated amount of $271,648.80, the Company received no other cash consideration.

ACQUISITION  OF  TERRITORIAL  INNS  MANAGEMENT,  INC.

     In September 1998, after its decision to cease the egg business and sell Country Maid Farms, the Board and the officers of the Company developed an operating plan to improve its results of operations by entering into the hospitality industry. During the second quarter of 1998, the Company through a Stock Purchase Agreement effective October 12, 1998 ("Stock Purchase Agreement") acquired TIM.

     The Directors of the Company determined that the acquisition of TIM provided the means for the Company to obtain significant assets. The assets of TIM consisted of 11 motel management agreements. TIM purchased these management agreements in a transaction effective September 28, 1998 from an Oregon corporation of which the Company's Chief Executive Officer, C. Richard Kearns, was the sole shareholder.

     In exchange for the shares of TIM, the Company issued a total of 6,250,000 shares of its common stock to the shareholders of TIM, some of whom are directors and executive officers of the Company, and other related parties, including C. Richard Kearns (3,600,000 shares), John C. Moneymaker (200,000 shares), Terrence J. Trapp (500,000 shares), Ellis J. Stutzman (200,000 shares), Mark D. Owen (200,000 shares), Northwestern Capital, LLC, a limited liability company solely owned by Mr. Kearns (100,000 shares), Thomas J. Krueger (50,000 shares), and Cascade Pacific Equity Corp., of which Mr. Krueger is the sole shareholder (850,000 shares).

     The Company's Chief Executive Officer and Chairman of the Board, Mr. Kearns, was a principal shareholder owning approximately 57.6% of TIM. As of September 30, 1998, before the acquisition of TIM, Mr. Kearns beneficially owned a total of 104,600 shares of the 485,217 shares of the total issued and outstanding common stock of the Company, which constituted approximately 21.56%. These figures have been adjusted to give effect to the 100:1 reverse stock split effective October 9, 1998. After the acquisition, Mr. Kearns beneficially owned 3,811,460 shares of the 6,850,825 shares of the issued and outstanding common stock of the Company, which constituted approximately 55.64%, as of January 1, 1999. The transaction substantially increased Mr. Kearns' percentage of ownership and control of the Company. Based on the existing and potential revenue of the management agreements of TIM, the substantial losses and debts of the Company, and the benefits of the acquisition including providing a means to enter into the lodging industry, the Board determined that the transaction was fair and unanimously adopted and ratified the Stock Purchase Agreement on September 28, 1998.

     The Board did not obtain a fairness opinion. The shareholders of the Company ratified the transaction at a duly noticed meeting of shareholders on April 30, 1999. The transaction substantially diluted the interests of the shareholders of record prior to the acquisition. There was no independent review as to whether the value of the assets of TIM was reasonably worth 6,250,000 shares of common stock of the Company.

STOCK  REDEMPTION  AGREEMENT

     As of April 30, 1999, Mr. Kearns, Chief Executive Officer and Chairman of the Board of the Company, beneficially owned approximately 4,192,751 shares of common stock of the Company, which constituted 52.83% of the Company.

     With the approval of the Board and the shareholders, the Company entered into a Stock Redemption Agreement with Mr. Kearns, effective May 1, 1999. The Company agreed to conduct an offering of up to 2,500,000 shares of its common stock to certain creditors of Mr. Kearns who are public and private lenders who are not in any way affiliated with the Company. The consideration to the Company for the shares sold under this offering was redemption of common stock owned by Mr. Kearns equal to the number of shares sold. The Company did not receive any cash consideration. The Stock Redemption Agreement provided additional consideration to the Company, in exchange for the Company's agreement to pay the costs of the offering, in the form of the redemption of an additional 10,000 shares of common stock from Mr. Kearns. The Company issued 1,769,968 shares, which reduced the number of shares beneficially held by Mr. Kearns to 2,192,751 constituting approximately 28% of the issued and outstanding shares of the Company's common stock.

     As a result of the Stock Redemption Agreement, the number of outstanding shares did not change and therefore the current shareholders did not suffer an immediate dilution. The creditors who received shares from this offering may be able to sell their stock under Rule 144, subject to its requirements, one year after the date of issuance. If Mr. Kearns, as an affiliate of the Company, held the shares, the holding period for the purposes of Rule 144 is two years from the date of issuance. Mr. Kearns' interest in releasing his obligations to the creditors may conflict with the interest of the Company and the shareholders in having less unrestricted stock outstanding as long as possible as the price of the stock increases.

PRINCIPALS'  OWNERSHIP  INTEREST  IN  CERTAIN  MOTELS

     The Chief Executive Officer and Chairman of the Board, C. Richard Kearns, is a partner in the ownership of five motels managed by the Company, one of which is Willow Springs in Cheney, Washington. Mr. Kearns is a partner of Territorial Inns, an Oregon partnership, which is the managing member of Lodging Hospitality Associates LLC ("LHA LLC") and claims title ownership of Colonial Motor Inn, Yakima, Washington and Nendels Inn, Kennewick, Washington. LHA LLC is the tenant of Select Inn, Tulia, Texas, also managed by the Company. LHA LLC is also a tenant of Select Inn, Borger, Texas that is co-owned by John C. Moneymaker, a director of the Company.

     The ownership interests of the officers and directors of the Company may affect the decisions of the Company to pursue management fees from them. Furthermore, the officers and directors may be in a position where their ownership interests of the motels will conflict with the interests of the Company in the event that they receive an offer to sell their properties. The owners' interest in making a profit from the sale will directly affect the Company's portfolio and profitability.

REAL  ESTATE  BROKER  COMMISSION

     The Company retained Southeast International Hotel Brokers Company ("Southeast"), a motel brokerage company, to assist the Company in the search and negotiation of potential motel properties to be leased by the Company. Director John C. Moneymaker is an agent of Southeast and may receive a portion of the commission paid to Southeast as compensation for his services as a real estate agent. There is no written agreement between Southeast and the Company and the relationship is non-exclusive. The amount of the commission earned by Southeast may range from two to ten percent (2% - 10%) of the amount of the purchase option price of the motel to be paid at the closing of the transaction.

Mr. Moneymaker may receive an amount that equals twenty to fifty percent (20% - 50%) of the total commission paid to Southeast. Mr. Moneymaker is neither an owner nor a director of Southeast. Mr. Moneymaker has agreed to inform any motel owner who may enter into negotiation with the Company of his directorship with the Company. Mr. Moneymaker is receiving a commission for the consummation of the lease agreement with option to purchase the Southfork Motel equal to three percent (3%) of the option purchase price of $650,000, payable monthly for a period of thirty-six months. As of December 31, 2000, Mr. Moneymaker had received a total of $4,000 in commission payments with regard to the Southfork Motel.

     A conflict of interest will arise between Mr. Moneymaker's interest in closing certain lease transactions to receive a commission and his duty as the Company's director in determining whether the transaction will be in the best interest of the Company. Furthermore, since Mr. Moneymaker's fee is determined by the amount of the purchase option price of the motel, an agreement for a higher option price will directly benefit Mr. Moneymaker personally.

SHAREHOLDER  LOANS

     C. Richard Kearns and John C. Moneymaker have been personally advancing money to the Company since prior to 1995, to allow the Company to continue its operation despite the losses suffered by its former operating subsidiary Country Maid Farms. As of December 31, 2000, the total principal amount due to Mr. Kearns and Mr. Moneymaker was $1,032,695. One payment of $120,000 was made toward the balance of the loan in March 1999 to Mr. Kearns. Mr. Terrence Trapp, a director of the Company, loaned $110,000 to the Company in January 2000.

     The Board has approved a repayment of the shareholder loans out of the net operating income of the Company to begin after all operating expenses are paid. Interest began accruing at eight percent (8%) per annum on July 1, 1999. The Company has not been able to make the payments to the shareholders. The shareholders have waived payment until the Company becomes sufficiently profitable to make the payments after all expenses have been paid.

LIMITED  COMPANY  POLICY  ON  CONFLICTS  OF  INTEREST

     The Company may be subject to various conflicts of interest arising out of the relationship of the Company, its Board, affiliates and the common shareholders. If conflicts do arise, they will not be resolved through arms length negotiations but through the exercise of management's judgment consistent with its fiduciary responsibility to the shareholders and the Company's objectives and policies. The Company desires the directors to minimize and resolve conflicts by putting their fiduciary responsibility to the shareholders ahead of personal interests. Certain directors of the Company will only devote so much of their time to the business of the Company as in their judgment is reasonably required and must decide how to allocate their time and services among the Company and other entities with which they are involved.

     The Company intends that all future transactions, including loans, between the Company and its officers, directors, principal shareholders, and their affiliates will be approved by a majority of directors not involved in the transaction (the "Independent Directors"), if any, based upon such Directors' determination that the terms of the transaction are no less favorable to the Company than could be obtained from unaffiliated third parties. The Directors may also seek the approval of the shareholders of the Company to ratify any transaction that may involve a conflict of interest.

ITEM  13.  STOCK  BASED  COMPENSATION.

None.

ITEM  14.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     Exhibits 3.1 through 10.4 are incorporated by reference from the Company's Form 10 Registration Statement that became effective on November 8, 2000. No reports on Form 8-K were filed during the fiscal year ended December 31, 2000.

                                  EXHIBIT INDEX

Exhibit  No.     Description
-----------      -----------

3.1     Restated  Articles  of  Incorporation

3.2     Bylaws

4.1     Specimen  Common  Stock  Certificate

4.2     Certificate  of  Designation  of  Preferred  Stock  dated  May  10, 1999

10.1 Form of Management Agreement of Territorial Inns Management, Inc. (Schedule of Properties)

10.2 Form of Property Management Agreement of Territorial Inns Management, Inc. (Schedule of Terms of Agreements)

10.3    Stock  Purchase  Agreement  dated  September  30,  1998  between
        Country Maid Financial, Inc. and Shareholders of Territorial Inns Management, Inc.

10.4 Office Lease Agreement dated October 1, 1998, between Country Maid Financial, Inc. and C. Richard Kearns and Dixie Kearns.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 26, 2001.

                                             COUNTRY  MAID  FINANCIAL,  INC.

                                             By:  /s/  C.  Richard  Kearns



                                             (Principal Executive, Financial and
                                             Accounting Officer)