Form 10QSB
period 2001-03-31
COUNTRY MAID FINANCIAL INC
filed 2001-05-21
CIK 1072133

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

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

                                 (541) 451-1414
                           (Issuer's telephone number)
                               ___________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2001, the Registrant had 7,725,896 shares of Common Stock outstanding.

   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [ ]  No [X]

                PART I:     FINANCIAL STATEMENTS AND MANAGEMENT'S
                               DISCUSSION AND ANALYSIS

Item  1:     Financial  Statements


                          COUNTRY MAID FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2001 and December 31, 2000

                                     ASSETS


                                 March 31, 2001    December 31, 2000
                                  (Unaudited)          (Audited)
Current Assets
     Cash                             $        0           $   39,317
     Management Fee receivable            23,781               15,226
     Accounts receivable                 134,955               62,576
     Prepaid expenses                     85,644               59,682
                                        --------             --------
  Total Current Assets                   244,380              176,801

Fixed Assets
     Furniture & Fixtures - Net           49,280               49,280
                                        --------             --------
  Total Fixed Assets                      49,280               49,280

Other Assets
     Advance to Properties                63,162                    0
     Due from TI                          37,000               37,000
     Due from TIM-OR                     155,607              155,607
     Due from Lessors                     86,305              145,380
     Lease Option                            650                  650
                                        --------             --------
  Total Other Assets                     342,724              338,637
                                        --------             --------
      TOTAL ASSETS                    $  636,384           $  564,718
                                        ========             ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                    March  31, 2001    December 31, 2000
                                      (Unaudited)         (Audited)

Current Liabilities
    Bank Overdraft                      $     97,360   $   109,622
    Accounts Payable, Trade                  223,628       263,148
    Accrued Payroll & Payroll Taxes          342,399       346,125
    Accrued Expenses                         220,715       158,024
                                         -----------     ----------
  Total Current Liabilities                  884,102       876,919

Other Liabilities
    Notes Payable                            289,047             0
    Due to stockholders                    1,032,695     1,032,695
                                         -----------     ----------
  Total Other Liabilities                  1,321,742     1,032,695

      TOTAL LIABILITIES                    2,205,844     1,909,614

Stockholder's Deficit
    Common Stock                           2,769,252     2,769,252
    Preferred Stock                          100,000       100,000
    Excess Liabilities at Inception          (60,000)      (60,000)
    Retained Deficit                      (4,379,362)   (4,154,798)
                                         -----------     ----------

  Total Stockholder's Equity              (1,569,460)   (1,344,896)
                                         -----------     ----------
      TOTAL LIABILITIES &
        STOCKHOLDER'S EQUITY            $    636,384   $   564,718
                                         -----------     ----------

                         COUNTRY  MAID  FINANCIAL,  INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
          For the Three Months Ended March 31, 2001 and March 31, 2000

                         Three  Months  Ended    Three  Months Ended
                             March 31, 2001        March 31, 2000
                              (Unaudited)           (Unaudited)
Revenues                      $   1,129,961       $   646,228
Operating Costs
  Lease payments                    355,925           163,420
  Direct costs                      636,352           323,650
  Administrative costs               93,387            37,345
Total Operating Costs             1,085,664           524,415
Gross Profit                         44,297           121,813
Expenses
  Payroll and payroll taxes         105,703            70,084
  Professional Fees                  77,076            70,436
  General & Administrative           86,082            47,875
Total expenses                      268,861           188,395
Net Loss                           (224,564)          (66,582)
Primary Loss per share                (0.03)            (0.01)
Diluted Loss per share                (0.03)            (0.01)
Weighted average number of
common shares outstanding         7,956,928         7,956,928


                          COUNTRY MAID FINANCIAL, INC.
                      Consolidated Statement of Cash Flows
             For Three Months Ended March 31, 2001 and March 31, 200


                                             March 31, 2001    March 31, 2000
                                              (Unaudited)       (Unaudited)
Cash Flows from Operating Activities
 Net Income from Operations                     $  (224,564)       $  (66,582)
 Changes in assets and liabilities
  Prepaid expenses and other                        (38,224)          (85,298)
  Accounts payable                                  (39,520)          123,248
  Accrued payroll and payroll taxes                  (3,726)           19,120
  Receivables                                       (72,379)                0
  Management fees                                    (8,555)           12,384
  Accrued expenses                                   62,691                 0
Net cash flow from operating activities            (324,277)            2,872
Cash flows from investing activities
  Advance to Properties                             (63,162)           34,967
  Due from Lessors                                   59,075                 0
Total Cash Flows from Investing Activities           (4,087)           34,967
Cash Flows from Financing Activities
 Notes Payable                                      289,047                 0
 Issuance of Preferred Stock                              0           100,000
Total Cash Flows from Financing Activities          289,047           100,000
Net Cash Flows                                      (39,317)          137,839
Cash Balance Beginning                               39,317                 0
Cash Balance Ending                                       0           137,839

                          COUNTRY MAID FINANCIAL, INC.
              Notes To Unaudited Consolidated Financial Statements

Note  1.  Basis  of  Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the results of operations as reported for the interim period reflect all adjustments that are necessary for a fair presentation of operating results.

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

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operation

Statement  of  Forward-Looking  Information

     This discussion and analysis should be read together with our condensed financial statements. This report contains both objective historical information and subjective "forward-looking statements" that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and bear certain risks and uncertainties that could cause actual results to differ materially from those projected. Generally, forward-looking statements are prefaced by the words: "believe," "expect," "intend," "anticipate," and similar expressions; but their absence does not mean that a statement is not forward-looking. Numerous factors both within and outside our control could affect our actual results. These risk factors, among others, could cause results to differ materially from those presently anticipated by us. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

General

     Country Maid Financial (the "Company"), a Washington corporation, incorporated in 1984, manages and maintains eighteen motel properties located throughout the United States, through its subsidiary, Territorial Inns
Management ("TIM"). Currently, the Company operates in eight states: Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Texas and Washington. The Company plans to significantly expand its operations by obtaining additional motel operating leases throughout the United States and Canada, and has undertaken a plan to lease a number of economy-scale motels from motel owners with option to purchase the motel at its current value. The Company is confident that these motel properties can be operated at a significant net profit.

     Since its inception, the Company has continually sought to maximize its revenues by increasing the number of properties under its management, delivering fairly priced and high-quality motel services to its guests, and hiring experienced, talented, and personable on-site managers and staff to manage and maintain the properties under its control. Additionally, the Company's unique policy of combined leasehold ownership and property management allows the Company to control the entire scope of property management, thereby increasing the individual motels' level of operating efficiency. The combined impact of the Company's management policies has yielded numerous competitive advantages over industry competitors who limit their activities to either property management or leasehold ownership.

Franchising  Activities

     Eleven of the twenty properties in the Company's portfolio are national motel franchises. Two belong to the "Select Inns" chain, and nine are "Best
Inns" franchises. This arrangement has two primary advantages: First, name recognition. Second, standardized quality. The combined impact of these advantages is to increase the occupancy rates of the properties under the Company's management, and to, thereby increase the Company's overall profitability.

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

Recent  Acquisitions

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

Results of Operation - Three months ended March 31, 2001 Compared to three months ended March 31, 2000.

     Revenues. Revenues for the three-month periods ended March 31, 2000 and March 31, 2001 increased from $646,228 to $1,129,961, respectively. During the three-month period ended March 31, 2001, our revenue was generated by our property-leasing and management activities. The increase in gross revenue during the three-month period ending March 31, 2001, compared to the same period in the prior year is attributable primarily to a decrease in management costs and leasing expenses.

     Labor and Benefits Expenses. This category comprises all internal labor costs including: salaries, taxes, employee benefits, and all other direct costs related to Company performance, including labor costs, supplies and other miscellaneous related expenses. Our labor and benefits expenses for the three-month period ended March 31, 2000 and March 31, 2001 increased from $70,084 to $105,703, respectively. The fluctuation in labor and benefits expenses from the first quarter of 2000 compared to the same period in 2001was directly attributable to an increase in costs associated with leasing and managing the Company's various properties. At March 31, 2001, we had thirteen full time employees and seventeen part-time employees engaged in administration, on-site operations, and property management. In addition, from time to time, the Company may hire additional independent consultants or contractors to support its property management and administrative organizations. Moreover, we may hire additional staff, as needed, to meet the demands of our management and leasing operations.

     General and Administrative Expenses. General and administrative expenses for the three-month periods ended March 31, 2000 and March 31, 2001 increased from $47,875 to $86,082 respectively. In each period, these expenses consisted primarily of the costs associated with purchasing supplies, property management, facility renovation, human resources, employee training, advertising and marketing costs, and general management and administrative costs. This increase was due to an increase in these costs.

     We believe that our general and administrative expenses may increase in dollar amount for the remainder of fiscal 2001 as a result of an anticipated expansion of our operations.

     Net Loss. The Company recognized a net loss for the three-month period ended March 31, 2001 of $(224,564) compared to a net loss of $(66,582) for the same period in 2000. The change in net loss reflected in the three-month period ending March 31, 2001 and March 31, 2000 reflected shifting property management and administrative costs.

     Liquidity and Capital Resources. At March 31, 2001, the Company had cash and cash equivalents of $(97,360). In the first three months of 2001, total cash used in operating activities was $(324,277), which was primarily due to property
management  and  operating  expenses.   The  Company  did  expend  capital  for
investing  activities  during  the  first  three  months  of  2001.

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

          None.

Item  5.  Other  Information.

          None.

Item  6.  Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits.

     All of the Exhibits listed below are incorporated by reference from the Company's Form 10 Registration Statement that became effective on November 8, 2000. No reports on Form 8-K were filed during the three-month period ended March 31, 2001.


                                  EXHIBIT INDEX


Exhibit No.  Description
----------   -----------

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

                                                 COUNTRY  MAID  FINANCIAL,  INC.


Dated:  May 18, 2001                          By:  /s/
                                                   -----------------------------
                                                       C.  RICHARD  KEARNS
                                                       Chief  Executive  Officer