Form 10QSB
period 2001-06-30
COUNTRY MAID FINANCIAL INC
filed 2001-08-14
CIK 1072133

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly and six-month period ended June 30, 2001.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2001, the Registrant had 7,725,896 shares of Common Stock outstanding.

   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [ ]  No [X]

                PART I:     FINANCIAL STATEMENTS AND MANAGEMENT'S
                             DISCUSSION AND ANALYSIS

Item 1:  Financial  Statements

                          COUNTRY MAID FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2001 and December 31, 2000

ASSETS


                                 June 30, 2001    December 31, 2000
                                  (Unaudited)         (Audited)
Current Assets
    Cash                        $        93,022  $            39,317
    Management Fee receivable            48,225               15,226
    Accounts receivable                 113,356               62,576
    Prepaid expenses                    134,989               59,682
                                ---------------  -------------------

  Total Current Assets                  389,592              176,801

Fixed Assets
    Furniture & Fixtures - Net           49,280               49,280
                                ---------------  -------------------

  Total Fixed Assets                     49,280               49,280

Other Assets
    Due from TIM                         37,800               37,000
    Due from TIM-OR                     155,607              155,607
    Due from Lessors                    138,797              145,380
    Lease Option                            650                  650
                                ---------------  -------------------

  Total Other Assets                    332,854              338,637
                                ---------------  -------------------

      TOTAL ASSETS              $       771,726  $           564,718
                                ---------------  -------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                      June 30, 2001    December 31, 2000
                                       (Unaudited)         (Audited)
Current Liabilities
    Bank Overdraft                   $            0   $          109,622
    Accounts Payable, Trade                 284,462              263,148
    Accrued Payroll & Payroll Taxes         438,144              346,125
    Accrued Expenses                        253,953              158,024
                                     ---------------  -------------------

  Total Current Liabilities                 976,559              876,919

Other Liabilities
    Advances from Properties                 44,067                    0
    Notes Payable                           285,308                    0
    Due to stockholders                   1,014,695            1,032,695
                                     ---------------  -------------------

  Total Other Liabilities                 1,344,070            1,032,695

      TOTAL LIABILITIES                   2,320,629            1,909,614

Stockholder's Deficit
    Common Stock                          2,769,252            2,769,252
    Preferred Stock                         100,650              100,650
    Excess Liabilities at Inception         (60,000)             (60,000)
    Retained Deficit                     (4,358,805)          (4,154,798)
                                     ---------------  -------------------


  Total Stockholder's Equity             (1,548,903)          (1,344,896)
                                     ---------------  -------------------

      TOTAL LIABILITIES &
        STOCKHOLDER'S EQUITY         $      771,726   $          564,718
                                     ---------------  -------------------

                               COUNTRY  MAID  FINANCIAL,  INC.
                             CONSOLIDATED STATEMENT OF OPERATIONS

               For the Three & Six Months Ended June 30, 2001 and June 30, 2000

                                   Three Months Ended                 Six Months Ended
                              June 30, 2001   June 30, 2000    June 30, 2001    June 30, 2000
Revenues                     $    1,433,032   $      994,472  $    2,562,993   $    1,640,700
Operating Costs
  Lease payments                    368,972          211,482         724,897          374,902
  Direct costs                      730,999          442,538       1,367,351          766,188
  Administrative costs              130,101           75,132         223,488          112,477
Total Operating Costs             1,230,072          729,152       2,315,736        1,253,567
Gross Profit                        202,960          265,320         247,257          387,133
Expenses
  Payroll and payroll taxes         122,068          113,587         246,168          198,521
  Professional Fees                  65,716           52,782         129,892          123,218
  General &
  Administrative                     36,020           39,932          75,204           72,957
Total expenses                      223,804          206,301         451,264          394,696
Net (Loss)/Profit                   (20,844)          59,019        (204,007)          (7,563)
Primary Loss per share                 0.00             0.01           (0.03)            0.00
Diluted Loss per share                 0.00             0.01           (0.03)            0.00
Weighted average number of
common shares outstanding         7,725,896        7,725,896       7,725,896        7,725,896

                          COUNTRY MAID FINANCIAL, INC.
                      Consolidated Statement of Cash Flows
              For Six Months Ended June 30, 2001 and June 30, 2000


CASH  FLOWS  FROM  OPERATING  ACTIVITIES

                                             June 30, 2001    June 30, 2000
Cash Flows from Operating Activities
 Net Income from Operations                 $     (204,007)  $       (7,563)
 Changes in assets and liabilities
   Prepaid expenses and other                     (184,929)         (53,545)
   Accounts payable                                 21,314          130,444
   Accrued payroll and payroll taxes                92,019           32,456
   Receivables                                     (50,780)               0
   Management fees                                 (32,999)         (21,377)
   Accrued expenses                                 95,929                0
Net cash flow from operating activities           (263,453)         (80,415)
Cash flows from investing activities
  Advance from Properties                           44,067           16,092
  Due to Stockholders                              (18,000)               0
  Due from TI                                         (800)               0
  Due from Lessors                                   6,583                0
Total Cash Flows from Investing Activities          31,850           16,092
Cash Flows from Financing Activities
 Notes Payable                                     285,308                0
 Issuance of Preferred Stock                             0          100,000
Total Cash Flows from Financing Activities         285,308          100,000
Net Cash Flows                                      53,705          196,507
Cash Balance Beginning                              39,317                0
Cash Balance Ending                                 93,022          196,507


                          COUNTRY MAID FINANCIAL, INC.
              Notes To Unaudited Consolidated Financial Statements

Note  1.  Basis  of  Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements include the accounts of the Company. Significant intercompany transactions have been eliminated in the accompanying unaudited consolidated financial statements. The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the financial statements reflect all adjustments
(consisting only of normal recurring adjustments), which are necessary for a fair presentation of operating results.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Statement  of  Forward-Looking  Information

     This discussion and analysis should be read together with the Company's condensed financial statements and related notes appearing in Item 1, above. This report contains both objective historical information and subjective "forward-looking statements" that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and bear certain risks and uncertainties that could cause actual results to differ materially from those projected. Generally, forward-looking statements are prefaced by the words:
"believe," "expect," "intend," "anticipate," and similar expressions; but their absence does not mean that a statement is not forward-looking. Numerous factors both within and outside the Company's control could affect the Company's actual results. These risk factors, among others, could cause results to differ materially from those presently anticipated by the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

General

     Country Maid Financial ("CMF" or "the Company"), a Washington corporation, incorporated in 1984, manages and maintains twenty motel properties located throughout the United States, through its subsidiary, Territorial Inns Management, Inc. a Nevada corporation ("TIM"). Currently, CMF operates in eight states: Florida, Georgia, Illinois, Kansas, Texas, Washington, Missouri, and Iowa. The Company plans to significantly expand its operations by obtaining additional motel operating leases throughout the United States and Canada, and has undertaken a plan to lease a number of economy-scale motels from motel owners with options to purchase the motels at their current values. The Company is confident that these motel properties can be operated at a significant net profit.

     Since its inception, CMF has continually sought to maximize its revenues by increasing the number of properties under its management, delivering fairly priced and high-quality motel services to its guests, and hiring experienced, talented, and personable on-site managers and staff to manage and maintain the properties under its control. Additionally, CMF's policy of combined leasehold ownership and property management allows CMF to control the entire scope of property management, thereby increasing the individual motels' level of operating efficiency. The combined impact of CMF's management policies has yielded numerous competitive advantages over industry competitors who limit their activities to either property management or leasehold ownership.

Franchising  Activities

     Eleven of the twenty properties in CMF's portfolio are national motel franchises. Two belong to the "Select Inns" chain, and nine are "Best Inns" franchises. This arrangement has two primary advantages: First, name recognition. Second, standardized quality. The combined impact of these advantages is to increase the occupancy rates of the properties under CMF's management, and to, thereby increase CMF's overall profitability

The  Company's  Portfolio

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

     The Company believes that its strategy of obtaining motel operating leases with purchase options will enable it to increase the number of properties in its portfolio, and that the combined effect of this growth strategy and the Company's strong management group will enable it to increase its market penetration into the motel operating industry.

Other  Financial  Arrangements

     Effective September 1, 2000, C. Richard Kearns, the Company's Chairman, and John C. Moneymaker, one of the Company's directors, formally executed a personal Stock Pledge Agreement in which Mr. Kearns agreed to pledge 2,500,000 shares of his personal CMF common stock to Mr. Moneymaker in return for a personal guarantee by Mr. Moneymaker of certain debt obligations of CMF related to property located in Borger, Hutchison County, Texas, known as the Borger Motel. Because this is a personal agreement between Messrs. Kearns and Moneymaker, entered into between these parties as individuals and not as corporate officers of the Company, this agreement can only affect the parties' respective holdings in the Company.

Results of Operation - Three and Six Months Ended June 30, 2001 Compared to Same Period in 2000

     Revenues. Revenues for the three-month periods ended June 30, 2000 and June 30, 2001 increased from $994,472 to $1,433,032, respectively. Revenues for the six months ended June 30, 2000 and June 30, 2001 increased from $1,640,700 to $2,562,993 respectively. During the three and six month periods ended June 30, 2001, the Company's revenue was generated by its property-leasing and management activities. The increase in gross revenue during the three and six months periods ending June 30, 2001, compared to the same period in the prior year is attributable primarily to The increase in gross revenue during the three and six month periods ending June 30, 2001, compared to the same periods in the prior year is attributable primarily to an increase in properties under lease.

     Labor and Benefits Expenses. This category comprises all internal labor costs including: salaries, taxes and employee benefits. The Company's labor and benefits expenses for the three-month period ended June 30, 2000 and June 30, 2001 increased from $113,587 to $122,068, respectively. During the six months ended June 30, 2000 and June 30, 2001, the Company's labor and benefits expenses, as evidenced by payroll and payroll taxes increased from $198,521 to $246,168, respectively. The increase in labor and benefits expenses from the second quarter and the first six months of 2001 compared to the same period in 2000 was directly attributable to an increase in costs associated with leasing and managing CMF's various properties. At June 30, 2001, the Company had 80 full time employees and 67 part-time employees engaged in administration, on-site operations, and property management. In addition, from time to time, CMF may hire additional independent consultants or contractors to support its property management and administrative organizations. Moreover, CMF may hire additional staff, as needed, to meet the demands of the Company's management and leasing operations.

     General and Administrative Expenses. General and administrative expenses for the three-month periods ended June 30, 2000 and June 30, 2001 decreased from $39,932 to $36,020 respectively. General and Administrative Expenses for the six months ended June 30, 2000 and June 30, 2001 increased from $72,957 to $75,204, respectively. In each period, these expenses consisted primarily of the costs associated with purchasing supplies, property management, facility renovation, human resources, employee training, advertising and marketing costs, and general administrative costs. This decrease was due to a decrease in these costs.

     Net Profit/Loss. CMF recognized a net loss for the three-month period ended June 30, 2001 of $20,844 compared to a net profit of $59,019 for the same period in 2000. The Company recognized a net loss of $204,007 for the six-month period ended June 30, 2001, as compared with a net loss of $7,563 for the same period in 2000. The change in net loss reflected in the three month period ending June 30, 2001 and the net profit in June 30, 2000, and the change in net loss reflected in the six month periods ending June 30, 2001 and June 30, 2000 was due to the slowing economy resulting in diminished occupancy, and therefore reducing management fees and total property revenue.

     Liquidity and Capital Resources. At June 30, 2001, the Company had cash and cash equivalents of $389,592 as compared to $330,035for the same period in 2000. In the first six months of 2001, total cash used in operating activities was $263,453, which was primarily due to property management and operating expenses. During the first six months of 2001, total cash used by operating and management activities was $263,453 as compared to $80,415 in the first six months of 2000, which was primarily due to expenses derived from the Company's management activities. During the first six months of 2000 and 2001, the total cash flow from investing activities was $16,092 and $31,850 respectively, from advances from properties.

Miscellaneous  Accounting  Information

     Statement of Financial Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 has no impact on the Company's financial statements because the Company does not currently engage in any derivatives or hedging activities.

     Statement of Financial Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," does not apply to the Company.


                         PART II.     OTHER INFORMATION

Item  1.     Legal  Proceedings

     The Company may become from time to time, subject to claims and suits arising in the ordinary course of the Company's business. In certain actions, plaintiffs request punitive or other damages that may not be covered by insurance. In 2001, Tubeart Display, Inc. ("Tubeart") filed two suits against TIM stemming from an alleged default by TIM on two rental agreements allegedly entered into between Tubeart and TIM in 1996 for two properties in Yakima, Washington and Kennewick, Washington. Both suits settled for approximately $15,000, collectively. The Company does not believe that this settlement will materially affect its investors.

Item  2.     Changes  in  Securities  and  Use  of  Proceeds

     None.

Item  3.     Defaults  upon  Senior  Securities

     None.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

     None.

Item  5.  Other  Information.

     None.

Item  6.     Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits.

     All of the Exhibits listed below are incorporated by reference from the Company's Form 10 Registration Statement that became effective on November 8, 2000. No reports on Form 8-K were filed during either the fiscal year ended December 31, 2000 or during the three month period ended March 31, 2001.

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

4.2          Certificate  of  Designation  of Preferred Stock dated May 10, 1999

10.1         Form  of Management Agreement of Territorial Inns Management, Inc.
             (Schedule  of  Properties)

10.2 Form of Property Management Agreement of Territorial Inns Management, Inc. (Schedule of Terms of Agreements)

10.3 Stock Purchase Agreement dated September 30, 1998 between Country Maid Financial, Inc. and Shareholders of Territorial Inns Management, Inc.

10.5 Office Lease Agreement dated December 20, 1999, between Hanlin and Weathers and Territorial Inns Management, Inc.

(b)     Reports  on  Form  8-K.

     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COUNTRY  MAID  FINANCIAL,  INC.


Dated:  August 14, 2001                 By:  /S/ C.  RICHARD  KEARNS
                                            -----------------------
                                            C.  RICHARD  KEARNS
                                            Chief  Executive  Officer

                               ACCOUNTANT'S REPORT
                                THOMAS J. HARRIS
                           CERTIFIED PUBLIC ACCOUNTANT
                          3901 STONE WAY N., SUITE 202
                               SEATTLE, WA  98103
                                  206.547.6050

                                 August 10, 2001

Board  of  Directors
Country  Maid  Financial,  Inc.
Lebanon,  Oregon

We have reviewed the accompanying Balance Sheets of Country Maid Financial, Inc. as of June 30, 2001 and 2000 and the related statements of Income, Shareholders' Equity, and Cash Flows for the six month & three month periods then ended, in accordance with Statements for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Country Maid Financial, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principals.



August  10,  2001