Form 10QSB
period 2001-09-30
COUNTRY MAID FINANCIAL INC
filed 2001-11-23
CIK 1072133

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly and nine-month period ended September 30, 2001.
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2001, the Registrant had 7,725,896 shares of Common Stock outstanding.

   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [  ]  No [X]

                PART I:     FINANCIAL STATEMENTS AND MANAGEMENT'S
                             DISCUSSION AND ANALYSIS

Item  1:     Financial  Statements

                          COUNTRY MAID FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2001 and December 31, 2000

                                     ASSETS


                                 September 30, 2001    December 31, 2000
                                    (Unaudited)            (Audited)
Current Assets
    Cash                        $            421,425  $            39,317
    Management Fee receivable                 32,813               15,226
    Accounts receivable                      137,779               62,576
    Prepaid expenses                         194,289               59,682
                                --------------------  -------------------
  Total Current Assets                       786,306              176,801

Fixed Assets
    Furniture & Fixtures - Net                52,912               49,280
                                --------------------  -------------------
  Total Fixed Assets                          52,912               49,280

Other Assets
    Due from TIM                              21,760               37,000
    Due from TIM-OR                          155,607              155,607
    Due from Lessors                         180,476              145,380
    Lease Option                                 650                  650
                                --------------------  -------------------
  Total Other Assets                         358,493              338,637
                                --------------------  -------------------
      TOTAL ASSETS              $          1,197,711  $           564,718
                                ====================  ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                      September 30, 2001    December 31, 2000
                                         (Unaudited)            (Audited)
Current Liabilities
    Bank Overdraft                   $                 0   $          109,622
    Accounts Payable, Trade                      363,763              263,148
    Accrued Payroll & Payroll Taxes              299,242              346,125
    Accrued Expenses                             309,265              158,024
                                     --------------------  -------------------
  Total Current Liabilities                      972,270              876,919

Other Liabilities
    Advances from Properties                     434,474                    0
    Notes Payable                                284,877                    0
    Due to stockholders                        1,008,695            1,032,695
                                     --------------------  -------------------
  Total Other Liabilities                      1,728,046            1,032,695

      TOTAL LIABILITIES                        2,700,316            1,909,614

Stockholder's Deficit
    Common Stock                               2,769,252            2,769,252
    Preferred Stock                              100,650              100,650
    Excess Liabilities at Inception              (60,000)             (60,000)
    Retained Deficit                          (4,312,507)          (4,154,798)
                                     --------------------  -------------------

  Total Stockholder's Equity                  (1,502,605)          (1,344,896)
                                     --------------------  -------------------
      TOTAL LIABILITIES &            $         1,197,711   $          564,718
        STOCKHOLDER'S EQUITY         ====================  ===================

                                            COUNTRY  MAID  FINANCIAL,  INC.
                                         CONSOLIDATED STATEMENT OF OPERATIONS

                      For the Three & Nine Months Ended September 30, 2001 and September 30, 2000

                                                            Three Months Ended               Nine Months Ended
                                                       September 30,   September 30,    September 30,   September 30,
                                                            2001            2000            2001             2000
Revenues                                               $    1,447,992  $    1,260,930  $    4,010,985   $    2,901,630
Operating Costs
  Lease payments                                              368,972         234,603       1,093,869          609,505
  Direct costs                                                766,269         610,641       2,133,620        1,376,829
  Administrative costs                                        130,084         108,972         353,572          221,449
Total Operating Costs                                       1,265,325         954,216       3,581,061        2,207,783
Gross Profit                                                  182,667         306,714         429,924          693,847
Other Income                                                   38,759               0          38,759                0
Total Income                                                  221,426         306,714         468,683          693,847
Expenses
  Payroll and payroll taxes                                    87,741          82,277         302,603          249,441
  Professional Fees                                            36,426          76,093         166,318          199,311
  General & Administrative                                     50,961          60,009         157,471          164,323
Total expenses                                                175,128         218,379         626,392          613,075
Net Profit/(Loss)                                              46,298          88,335        (157,709)          80,772
Primary Profit/(Loss) per share                                  0.00            0.01           (0.02)            0.01
Diluted Profit/(Loss) per share                                  0.00            0.01           (0.02)            0.01
Weighted average number of common shares outstanding        7,725,896       7,725,896       7,725,896        7,725,896

                          COUNTRY MAID FINANCIAL, INC.
                      Consolidated Statement of Cash Flows
        For Nine Months Ended September 30, 2001 and September 30, 2000


CASH  FLOWS  FROM  OPERATING  ACTIVITIES

                                             September 30, 2001    September 30, 2000
Cash Flows from Operating Activities
 Net Income from Operations                 $          (157,709)  $            80,772
 Changes in assets and liabilities
    Prepaid expenses and other                         (244,229)              (80,589)
    Accounts payable                                    100,615                26,856
    Accrued payroll and payroll taxes                   (46,883)               (6,643)
    Receivables                                         (75,203)                    0
    Management fees                                     (17,587)              (24,834)
    Accrued expenses                                    151,241                     0
Net cash flow from operating activities                (289,755)               (4,438)
Cash flows from investing activities
  Advance from Properties                               434,474                52,972
  Fixed Assets - Net                                     (3,632)                    0
  Due to Stockholders                                   (24,000)                    0
  Due from TI                                            15,240                     0
  Due from Lessors                                      (35,096)                    0
Total Cash Flows from Investing Activities              386,986                52,972
Cash Flows from Financing Activities
 Notes Payable                                          284,877                     0
 Issuance of Preferred Stock                                  0               100,000
Total Cash Flows from Financing Activities              284,877               100,000
Net Cash Flows                                          382,108                42,590
Cash Balance Beginning                                   39,317                     0
Cash Balance Ending                                     421,425                42,590

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

General

     Country Maid Financial ("CMF" or "the Company"), a Washington corporation, incorporated in 1984, manages and maintains twenty motel properties located throughout the United States, through its subsidiary, Territorial Inns Management, Inc. a Nevada corporation ("TIM"). Currently, CMF operates in eight states: Florida, Georgia, Illinois, Kansas, Texas, Washington, Missouri, and Iowa. The Company plans to lease a number of economy-scale motels from motel owners with options to purchase the motels at their current values. The Company is confident that these motel properties can be operated at a significant net profit.

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

Franchising  Activities

     Eleven properties in CMF's portfolio are national motel franchises. Two belong to the "Select Inns" chain, and nine are "Best Inns" franchises. This arrangement has two primary advantages: First, name recognition. Second, standardized quality. The combined impact of these advantages is to increase the occupancy rates of the properties under CMF's management, and to, thereby increase CMF's overall profitability. Management of the nine Best Inns franchises will terminate on October 1, 2001.

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

     During the third quarter of 2001, the Company invested revenues and advances against the properties in stock and similar investment strategies. The investments for the third quarter of 2001 have resulted in positive revenue.

Results of Operation - Three and Nine Months Ended September 30, 2001 Compared to Same Period in 2000

     Revenues. Revenues for the three-month periods ended September 30, 2000 and September 30, 2001 increased from $1,260,930 to $1,447,992, respectively. Revenues for the nine months ended September 30, 2000 and September 30, 2001 increased from $2,901,630 to $4,010,985 respectively. During the three and nine month periods ended September 30, 2001, the Company's revenue was generated by its property-leasing and management activities. The increase in gross revenue during the three and nine months periods ending September 30, 2001, compared to the same period in the prior year is attributable primarily to the increase in gross revenue during the three and nine month periods ending September 30, 2001, compared to the same periods in the prior year is attributable primarily to an increase in properties under lease.

     Labor and Benefits Expenses. This category comprises all internal labor costs including: salaries, taxes and employee benefits. The Company's labor and benefits expenses for the three-month period ended September 30, 2000 and September 30, 2001 increased from $82,277 to $87,741, respectively. During the nine months ended September 30, 2000 and September 30, 2001, the Company's labor and benefits expenses, as evidenced by payroll and payroll taxes increased from $249,441 to $302,603, respectively. The increase in labor and benefits expenses from the second quarter and the first nine months of 2001 compared to the same period in 2000 was directly attributable to an increase in costs associated with leasing and managing CMF's various properties. At September 30, 2001, the Company had 80 full time employees and 67 part-time employees engaged in administration, on-site operations, and property management. In addition, from time to time, CMF may hire additional independent consultants or contractors to support its property management and administrative organizations. Moreover, CMF may hire additional staff, as needed, to meet the demands of the Company's management and leasing operations.

     General and Administrative Expenses. General and administrative expenses for the three-month periods ended September 30, 2000 and September 30, 2001 decreased from $96,170 to $50,961 respectively. General and Administrative Expenses for the nine months ended September 30, 2000 and September 30, 2001 decreased from $164,323 to $157,471, respectively. In each period, these expenses consisted primarily of the costs associated with purchasing supplies, property management, facility renovation, human resources, employee training, advertising and marketing costs, and general administrative costs. This decrease was due to a decrease in these costs.

     Net Profit/Loss. CMF recognized a net profit for the three-month period ended September 30, 2001 of $46,298 compared to $88,335 for the same period in 2000. The Company recognized a net loss of $157,709 for the nine-month period ended September 30, 2001, as compared with a net profit of $80,772 for the same period in 2000. The change in net profit reflected in the three month period ending September 30, 2001 and September 30, 2000, and the change in net loss reflected in the nine month periods ending September 30, 2001 and the net profit ending in September 30, 2000 was due to the slowing economy resulting in diminished occupancy, and therefore reducing management fees and total property revenue.

     Liquidity and Capital Resources. At September 30, 2001, the Company had cash and cash equivalents of $421,425 as compared to $39,317 for the same period in 2000. In the first nine months of 2001, total cash used in operating activities was $289,755, which was primarily due to property management and operating expenses. During the first nine months of 2001, total cash supplied by operating and management activities was $97,231 as compared to $48,534 in the first nine months of 2000, which was primarily due to expenses derived from the

Company's management activities. During the first nine months of 2000 and 2001, the total cash flow from investing activities was $386,986 and $52,972 respectively, from advances from properties.

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

                         PART II.     OTHER INFORMATION

Item  1.     Legal  Proceedings

     The Company may from time to time be subject to claims and suits arising in the ordinary course of the Company's business. In certain actions, plaintiffs request punitive or other damages that may not be covered by insurance.

     In 2001, Tubeart Display, Inc. ("Tubeart") filed two suits against TIM stemming from an alleged default by TIM on two rental agreements allegedly entered into between Tubeart and TIM in 1996 for two properties in Yakima, Washington and Kennewick, Washington. Both suits settled for approximately $15,000, collectively. The settlement amounts have been paid in full. The Company does not believe that this settlement will materially affect its investors.

     In 2001, Bowne of Los Angeles, Inc. filed a suit in the Linn County Circuit Court of Oregon against the Company and TIM (NV), along with other defendants, for collection of monies due. The suit settled almost immediately for a minimum of $14,000 and a maximum of $15,000. The Company does not believe that this settlement will materially affect its investors.

     In June of 2001, the Tulia Independent School District, along with other petitioners, filed a petition in the Swisher County District Court of Texas seeking $81,457.81 in taxes owed to various taxing entities and seeking a judgment against the respondents and foreclosure of the subject motel property located in Tulia, Texas. Neither the Company nor TIM is a respondent to this action. However, this action affects the Company in that it manages the property that is the subject of this foreclosure action. The action remains pending.

     In July of 2000, George Terry filed a suit in the King County Superior Court of Washington against TIM, along with other defendants, for personal injuries related to a fall in a bathtub/shower at the "Nendels" property located in Renton, Washington. Mr. Terry sought an undisclosed amount of damages, and the claim was remitted to TIM's insurance carrier for defense. The case settled in October of 2001 for $28,500. The Company does not believe that this settlement will materially affect its investors.

Item 2.  Changes  in  Securities  and  Use  of  Proceeds

     During the third quarter of 2001, the Company invested revenues and advances against the properties in stock and similar investment strategies.

Item 3.  Defaults  upon  Senior  Securities

         None.

Item 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

         None.

Item  5.  Other  Information.

     As of September 30, 2001, TIM was not an active Nevada corporation and was authorized to transact business in the states of Washington and Oregon. TIM intends to immediately seek reinstatement of its corporate status in the state of Nevada and authorization to transact business in Washington and Oregon. TIM's authority to transact business in Washington or Oregon cannot be regained retroactively to the date of revocation. However, the Company does not believe that TIM's lack of authority to transact business in Washington and Oregon will materially affect its investors.

Item 6.  Exhibits  and  Reports  on  Form  8-K

(a)      Exhibits.

     All of the Exhibits listed below are incorporated by reference from the Company's Form 10 Registration Statement that became effective on November 8, 2000. No reports on Form 8-K were filed during either the fiscal year ended December 31, 2000 or during the nine month period ended September 30, 2001.

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

                                            COUNTRY MAID FINANCIAL, INC.


Dated: November 21, 2001                    By:  / s /
                                               -------------------------
                                                C.  RICHARD  KEARNS
                                                Chief Executive Officer

                               ACCOUNTANT'S REPORT
                                THOMAS J. HARRIS
                           CERTIFIED PUBLIC ACCOUNTANT
                          3901 STONE WAY N., SUITE 202
                               SEATTLE, WA  98103
                                  206.547.6050

                                November 19, 2001

Board  of  Directors
Country  Maid  Financial,  Inc.
Lebanon,  Oregon

We have reviewed the accompanying Balance Sheets of Country Maid Financial, Inc. as of September 30, 2001 and 2000 and the related statements of Income, Shareholders' Equity, and Cash Flows for the nine month & three month periods then ended, in accordance with Statements for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Country Maid Financial, Inc.

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



November  19,  2001